Form 10-Q
period 2002-09-30
LIBERTY PROPERTY LIMITED PARTNERSHIP; LIBERTY PROPERTY TRUST
filed 2002-11-13
CIK 921113, 921112

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                      FORM 10-Q


(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)
YES X     NO

On November 6, 2002, 76,348,502 Common Shares of Beneficial Interest, par value $.001 per share, of Liberty Property Trust were outstanding.

       LIBERTY PROPERTY TRUST/LIBERTY PROPERTY LIMITED PARTNERSHIP
           FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2002

INDEX
-----

Part I.   Financial Information
-------------------------------
Item 1.   Financial Statements (unaudited)                         PAGE
                                                                   ----
          Consolidated balance sheets of Liberty Property
          Trust at September 30, 2002 and December 31, 2001.........  4

          Consolidated statements of operations of Liberty
          Property Trust for the three months ended September 30,
          2002 and September 30, 2001...............................  5

          Consolidated statements of operations of Liberty
          Property Trust for the nine months ended September 30,
          2002 and September 30, 2001...............................  6

          Consolidated statements of cash flows of Liberty
          Property Trust for the nine months ended September 30,
          2002 and September 30, 2001...............................  7

          Notes to consolidated financial statements for
          Liberty Property Trust....................................  8

          Consolidated balance sheets of Liberty Property
          Limited Partnership at September 30, 2002 and
          December 31, 2001......................................... 13

          Consolidated statements of operations of Liberty
          Property Limited Partnership for the three months
          ended September 30, 2002 and September 30, 2001........... 14

          Consolidated statements of operations of Liberty
          Property Limited Partnership for the nine months
          ended September 30, 2002 and September 30, 2001........... 15

          Consolidated statements of cash flows of Liberty
          Property Limited Partnership for the nine months
          ended September 30, 2002 and September 30, 2001........... 16

          Notes to consolidated financial statements for
          Liberty Property Limited Partnership...................... 17

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations....................... 21

Item 3.   Quantitative and Qualitative Disclosures About Market
          Risk...................................................... 30

Item 4.   Controls and Procedures................................... 30

       LIBERTY PROPERTY TRUST/LIBERTY PROPERTY LIMITED PARTNERSHIP
           FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2002

INDEX - Continued                                                  PAGE
-----------------                                                  ----

Part II.  Other Information
---------------------------

Signatures for Liberty Property Trust............................... 34

Certifications for Liberty Property Trust........................... 35

Signatures for Liberty Property Limited Partnership................. 37

Certifications for Liberty Property Limited Partnership............. 38

Exhibit Index....................................................... 40

                     CONSOLIDATED BALANCE SHEETS OF LIBERTY PROPERTY TRUST
                             (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                     SEPTEMBER 30, 2002    DECEMBER 31, 2001
                                                     ------------------    -----------------
                                                         (UNAUDITED)
ASSETS
Real estate:
  Land and land improvements                               $  485,741           $  447,826
  Buildings and improvements                                2,967,365            2,778,430
  Less accumulated depreciation                              (462,168)            (395,065)
                                                           ----------           ----------
Operating real estate                                       2,990,938            2,831,191

  Development in progress                                     191,406              252,789
  Land held for development                                   165,939              163,547
                                                           ----------           ----------
Net real estate                                             3,348,283            3,247,527

Cash and cash equivalents                                      15,606               19,390
Accounts receivable                                            12,300               15,470
Deferred financing and leasing costs,
  net of accumulated amortization
  (2002, $71,733; 2001, $59,531)                               71,317               66,991
Assets held for sale                                          121,474              107,972
Prepaid expenses and other assets                             127,441               95,475
                                                           ----------           ----------
Total assets                                               $3,696,421           $3,552,825
                                                           ==========           ==========

LIABILITIES
Mortgage loans                                             $  341,418           $  340,131
Unsecured notes                                             1,395,000            1,345,000
Credit facility                                               203,000               68,000
Accounts payable                                               35,846               19,057
Accrued interest                                               20,198               31,392
Dividend payable                                               47,690               47,577
Other liabilities                                              96,235               83,852
                                                           ----------           ----------
Total liabilities                                           2,139,387            1,935,009

Minority interest                                             208,558              194,394

SHAREHOLDERS' EQUITY
Series A preferred shares, $.001 par value, 5,000,000
  shares authorized, issued and outstanding as of
  December 31, 2001                                                 -              120,814
Common shares of beneficial interest, $.001 par
  value, 191,200,000 shares authorized, 75,899,971
  (includes 59,100 in treasury) and 73,721,045
  (includes 59,100 in treasury) shares issued and
  outstanding as of September 30, 2002 and December 31,
  2001, respectively                                               76                   74
Additional paid-in capital                                  1,395,428            1,336,350
Unearned compensation                                          (1,907)              (1,056)
Distributions in excess of net income                         (43,794)             (31,433)
Common shares in treasury, at cost, 59,100 shares
  as of September 30, 2002 and December 31, 2001               (1,327)              (1,327)
                                                           ----------           ----------
Total shareholders' equity                                  1,348,476            1,423,422
                                                           ----------           ----------
Total liabilities and shareholders' equity                 $3,696,421           $3,552,825
                                                           ==========           ==========

See accompanying notes.

              CONSOLIDATED STATEMENTS OF OPERATIONS OF LIBERTY PROPERTY TRUST
                  (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          THREE                 THREE
                                                       MONTHS ENDED          MONTHS ENDED
                                                    SEPTEMBER 30, 2002    SEPTEMBER 30, 2001
                                                    ------------------    ------------------
REVENUE
Rental                                                   $ 114,580             $ 105,185
Operating expense reimbursement                             41,014                40,619
Interest and other                                           2,050                 1,824
                                                         ---------             ---------
Total revenue                                              157,644               147,628
                                                         ---------             ---------

EXPENSES
Rental property                                             27,285                27,752
Real estate taxes                                           15,912                15,214
Interest                                                    29,396                27,549
General and administrative                                   5,250                 4,951
Depreciation and amortization                               28,195                25,675
                                                         ---------             ---------
Total expenses                                             106,038               101,141
                                                         ---------             ---------
Income before property dispositions
  and minority interest                                     51,606                46,487
(Loss) gain on disposition of properties                    (5,414)                  140
Minority interest                                           (5,039)               (4,751)
                                                         ---------             ---------
Income from continuing operations                           41,153                41,876

Discontinued operations net of minority interest
  (including net gain on property dispositions of
   $528 for the three months ended September 30, 2002)         487                   438
                                                         ---------             ---------
Net income                                                  41,640                42,314
Preferred share distributions                                1,742                 2,750
                                                         ---------             ---------
Income available to common shareholders                  $  39,898             $  39,564
                                                         =========             =========
Earnings per share:
  Basic income per common share:
    Continuing operations                                $    0.52             $    0.53
    Discontinued operations                                   0.01                  0.01
                                                         ---------             ---------
  Total                                                  $    0.53             $    0.54
                                                         =========             =========

  Diluted income per common share:
    Continuing operations                                $    0.51             $    0.52
    Discontinued operations                                   0.01                  0.01
                                                         ---------             ---------
  Total                                                  $    0.52             $    0.53
                                                         =========             =========

Distributions declared per common share                  $    0.60             $    0.59
                                                         =========             =========

Weighted average number of common shares outstanding
  Basic                                                     75,451                72,773
  Diluted                                                   76,651                73,977
                                                         =========             =========


See accompanying notes.

              CONSOLIDATED STATEMENTS OF OPERATIONS OF LIBERTY PROPERTY TRUST
                  (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                           NINE                   NINE
                                                       MONTHS ENDED           MONTHS ENDED
                                                    SEPTEMBER 30, 2002     SEPTEMBER 30, 2001
                                                    ------------------     ------------------
REVENUE
Rental                                                   $ 327,783             $ 311,686
Operating expense reimbursement                            120,449               119,559
Interest and other                                           5,584                 4,411
                                                         ---------             ---------
Total revenue                                              453,816               435,656
                                                         ---------             ---------

EXPENSES
Rental property                                             82,363                82,377
Real estate taxes                                           44,940                41,678
Interest                                                    85,722                83,206
General and administrative                                  16,826                16,172
Depreciation and amortization                               82,159                75,186
                                                         ---------             ---------
Total expenses                                             312,010               298,619
                                                         ---------             ---------
Income before property dispositions
  and minority interest                                    141,806               137,037
(Loss) gain on disposition of properties                    (4,172)                2,334
Minority interest                                          (15,606)              (14,448)
                                                         ---------             ---------
Income from continuing operations                          122,028               124,923

Discontinued operations net of minority interest
  (including net gain on property dispositions of
   $6,197 for the nine months ended September 30,
   2002)                                                     6,316                   912
                                                         ---------             ---------
Net income                                                 128,344               125,835
Preferred share distributions                                7,242                 8,250
                                                         ---------             ---------
Income available to common shareholders                  $ 121,102             $ 117,585
                                                         =========             =========
Earnings per share:
  Basic income per common share:
    Continuing operations                                $    1.54             $    1.66
    Discontinued operations                                   0.08                  0.01
                                                         ---------             ---------
  Total                                                  $    1.62             $    1.67
                                                         =========             =========

  Diluted income per common share:
    Continuing operations                                $    1.51             $    1.63
    Discontinued operations                                   0.08                  0.01
                                                         ---------             ---------
  Total                                                  $    1.59             $    1.64
                                                         =========             =========

Distributions declared per common share                  $    1.78             $    1.73
                                                         =========             =========

Weighted average number of common shares outstanding
  Basic                                                     74,663                70,487
  Diluted                                                   75,972                73,360
                                                         =========             =========


See accompanying notes.

               CONSOLIDATED STATEMENTS OF CASH FLOWS OF LIBERTY PROPERTY TRUST
                                 (UNAUDITED AND IN THOUSANDS)

                                                             NINE               NINE
                                                         MONTHS ENDED       MONTHS ENDED
                                                      SEPTEMBER 30, 2002  SEPTEMBER 30, 2001
                                                      ------------------  ------------------
OPERATING ACTIVITIES
Net income                                                $ 128,344          $ 125,835
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation and amortization                              82,393             75,482
  Amortization of deferred financing costs                    2,881              3,086
  Minority interest in net income                            15,928             14,499
  Gain on property dispositions                              (2,025)            (2,334)
  Noncash compensation                                        1,654              1,749
Changes in operating assets and liabilities:
  Accounts receivable                                         3,170             (8,361)
  Prepaid expenses and other assets                         (33,512)           (11,971)
  Accounts payable                                           16,789             25,147
  Accrued interest                                          (11,194)           (10,609)
  Other liabilities                                          12,383             (4,898)
                                                         ----------          ---------
Net cash provided by operating activities                   216,811            207,625
                                                         ----------          ---------
INVESTING ACTIVITIES
Investment in properties                                    (86,596)           (59,264)
Proceeds from disposition of properties/land                 61,843             77,298
Investment in development in progress                      (133,706)          (187,116)
Investment in land held for development                     (24,405)           (44,488)
Increase in deferred leasing costs                          (16,129)           (13,161)
                                                         ----------          ---------
Net cash used in investing activities                      (198,993)          (226,731)
                                                         ----------          ---------
FINANCING ACTIVITIES
Proceeds from issuance of common shares                      51,985             18,178
Proceeds from issuance of preferred units                    22,954                  -
Proceeds from issuance of unsecured notes                   150,000            250,000
Repayments of unsecured notes                              (100,000)                 -
Redemption of preferred shares                             (125,063)                 -
Retirement of convertible debentures                              -               (597)
Proceeds from mortgage loans                                  7,121                  -
Repayments of mortgage loans                                 (5,834)           (13,903)
Proceeds from credit facility                               391,000            253,200
Repayments on credit facility                              (256,000)          (339,200)
Increase in deferred financing costs                         (1,823)            (4,055)
Distributions paid on common shares                        (131,469)          (119,022)
Distributions paid on preferred shares                       (9,075)            (8,250)
Distributions paid on units                                 (15,398)           (15,063)
                                                         ----------          ---------
Net cash (used in) provided by financing activities         (21,602)            21,288
                                                         ----------          ---------
(Decrease) increase in cash and cash equivalents             (3,784)             2,182

Cash and cash equivalents at beginning of period             19,390              4,638
                                                         ----------          ---------
Cash and cash equivalents at end of period               $   15,606          $   6,820
                                                         ==========          =========
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Write-off of fully depreciated property and
  deferred costs                                         $    3,565          $  22,693
Acquisition of properties                                         -               (328)
Assumption of mortgage loans                                      -                328
Conversion of convertible debentures                              -             70,274
                                                         ==========          =========

See accompanying notes.

                         LIBERTY PROPERTY TRUST

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                           SEPTEMBER 30, 2002

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

The following table sets forth the computation of basic and diluted income per common share for the three and nine months ended September 30, 2002 and 2001:

                               FOR THE THREE MONTHS                    FOR THE THREE MONTHS
                             ENDED SEPTEMBER 30, 2002                ENDED SEPTEMBER 30, 2001
                      -------------------------------------    -------------------------------------
                        INCOME        SHARES      PER SHARE      INCOME        SHARES      PER SHARE
                      (NUMERATOR)  (DENOMINATOR)    AMOUNT     (NUMERATOR)  (DENOMINATOR)    AMOUNT
                      -----------  -------------  ---------    -----------  -------------  ---------
                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income             $ 41,640                                  $ 42,314
Less: Preferred
 share distributions      1,742                                     2,750
                       --------                                  --------
Basic income per
 common share
 Income available
  to common share-
  holders                39,898       75,451       $ 0.53          39,564        72,773      $ 0.54
                                                   ======                                    ======
Dilutive shares
 Long-term compen-
 sation plans                 -        1,200                            -         1,181
Convertible de-
 bentures                     -            -                            -            23
                       --------      -------                     --------       -------
Diluted income per
 common share
 Income available
  to common share-
  holders and assumed
  conversions          $ 39,898       76,651       $ 0.52        $ 39,564        73,977      $ 0.53
                       ========      =======       ======        ========       =======      ======

                               FOR THE NINE MONTHS                      FOR THE NINE MONTHS
                             ENDED SEPTEMBER 30, 2002                ENDED SEPTEMBER 30, 2001
                      -------------------------------------    -------------------------------------
                        INCOME        SHARES      PER SHARE      INCOME        SHARES      PER SHARE
                      (NUMERATOR)  (DENOMINATOR)    AMOUNT     (NUMERATOR)  (DENOMINATOR)    AMOUNT
                      -----------  -------------  ---------    -----------  -------------  ---------
                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income             $128,344                                  $125,835
Less: Preferred
 share distributions      7,242                                     8,250
                       --------                                  --------
Basic income per
 common share
 Income available
  to common share-
  holders               121,102       74,663       $ 1.62         117,585        70,487      $ 1.67
                                                   ======                                    ======
Dilutive shares
 Long-term compen-
 sation plans                 -        1,309                            -         1,083
Convertible de-
 bentures                     -            -                        2,587         1,790
                       --------      -------                     --------       -------
Diluted income per
 common share
 Income available
  to common share-
  holders and assumed
  conversions          $121,102       75,972       $ 1.59        $120,172        73,360      $ 1.64
                       ========      =======       ======        ========       =======      ======

NOTE 2 - ORGANIZATION
---------------------

The Trust is a self-administered and self-managed Maryland real estate investment trust (a "REIT"). Substantially all of the Trust's assets are owned directly or indirectly, and substantially all of the Trust's operations are conducted directly or indirectly, by the Operating Partnership. The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 95.3% of the common equity of the Operating Partnership at September 30, 2002. The Company provides leasing, property management, development, acquisition, and other tenant-related services for a portfolio of industrial and office properties which are located principally within the Southeastern, Mid-Atlantic and Midwestern United States.

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

The operating information by segment is as follows (in thousands):

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002
-----------------------------------------------------------------------------------------------------------------------
                        SE        New     Lehigh                The     Jackson-   Minne-               All
                     Pennsyl.   Jersey    Valley   Virginia  Carolinas   ville      sota    Michigan   Others   Total
                     --------  --------  --------  --------  ---------  --------  --------  --------  -------- --------
Real estate
 related revenues    $ 46,322  $ 12,060  $ 19,257  $ 12,704   $  9,019  $ 11,322  $ 12,497  $ 17,071  $ 15,342 $155,594
Rental property
 expenses and
 real estate taxes     12,432     3,672     3,484     3,061      2,649     3,001     4,694     5,731     4,473   43,197
                     --------  --------  --------  --------   --------  --------  --------  --------  -------- --------
Property level net
 operating income      33,890     8,388    15,773     9,643      6,370     8,321     7,803    11,340    10,869  112,397

Other income/expenses, net                                                                                       60,791
                                                                                                               --------
Income before property dispositions and minority interest                                                        51,606

Loss on disposition of properties                                                                                (5,414)

Minority interest                                                                                                (5,039)

Discontinued operations net of minority interest                                                                    487

Preferred share distributions                                                                                    (1,742)
                                                                                                               --------
Income available to common shareholders                                                                        $ 39,898
                                                                                                               ========

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
-----------------------------------------------------------------------------------------------------------------------
                        SE        New     Lehigh                The     Jackson-   Minne-               All
                     Pennsyl.   Jersey    Valley   Virginia  Carolinas   ville      sota    Michigan   Others   Total
                     --------  --------  --------  --------  ---------  --------  --------  --------  -------- --------
Real estate
 related revenues    $ 43,651  $ 10,717  $ 14,725  $ 11,595   $ 11,687  $ 11,154  $ 12,337  $ 15,308  $ 14,630 $145,804
Rental property
 expenses and
 real estate taxes     12,869     3,421     3,598     2,816      3,525     2,978     4,506     5,273     3,980   42,966
                     --------  --------  --------  --------   --------  --------  --------  --------  -------- --------
Property level net
 operating income      30,782     7,296    11,127     8,779      8,162     8,176     7,831    10,035    10,650  102,838

Other income/expenses, net                                                                                       56,351
                                                                                                               --------
Income before property dispositions and minority interest                                                        46,487

Gain on disposition of properties                                                                                   140

Minority interest                                                                                                (4,751)

Discontinued operations net of minority interest                                                                    438

Preferred share distributions                                                                                    (2,750)
                                                                                                               --------
Income available to common shareholders                                                                        $ 39,564
                                                                                                               ========

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
-----------------------------------------------------------------------------------------------------------------------
                        SE        New     Lehigh                The     Jackson-   Minne-               All
                     Pennsyl.   Jersey    Valley   Virginia  Carolinas   ville      sota    Michigan   Others   Total
                     --------  --------  --------  --------  ---------  --------  --------  --------  -------- --------
Real estate
 related revenues    $135,777  $ 34,830  $ 49,350  $ 37,419   $ 27,181  $ 33,996  $ 37,557  $ 47,225  $ 44,897 $448,232
Rental property
 expenses and
 real estate taxes     37,474    10,845    10,089     9,225      8,159     8,563    14,115    15,548    13,285  127,303
                     --------  --------  --------  --------   --------  --------  --------  --------  -------- --------
Property level net
 operating income      98,303    23,985    39,261    28,194     19,022    25,433    23,442    31,677    31,612  320,929

Other income/expenses, net                                                                                      179,123
                                                                                                               --------
Income before property dispositions and minority interest                                                       141,806

Loss on disposition of properties                                                                                (4,172)

Minority interest                                                                                               (15,606)

Discontinued operations net of minority interest                                                                  6,316

Preferred share distributions                                                                                    (7,242)
                                                                                                               --------
Income available to common shareholders                                                                        $121,102
                                                                                                               ========

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
-----------------------------------------------------------------------------------------------------------------------
                        SE        New     Lehigh                The     Jackson-   Minne-               All
                     Pennsyl.   Jersey    Valley   Virginia  Carolinas   ville      sota    Michigan   Others   Total
                     --------  --------  --------  --------  ---------  --------  --------  --------  -------- --------
Real estate
 related revenues    $128,477  $ 33,083  $ 43,134  $ 33,542   $ 33,799  $ 33,907  $ 36,235  $ 43,719  $ 45,349 $431,245
Rental property
 expenses and
 real estate taxes     37,579    10,110    10,794     7,993      9,428     8,893    13,410    13,853    11,995  124,055
                     --------  --------  --------  --------   --------  --------  --------  --------  -------- --------
Property level net
 operating income      90,898    22,973    32,340    25,549      24,371   25,014    22,825    29,866    33,354  307,190

Other income/expenses, net                                                                                      170,153
                                                                                                               --------
Income before property dispositions and minority interest                                                       137,037

Gain on disposition of properties                                                                                 2,334

Minority interest                                                                                               (14,448)

Discontinued operations net of minority interest                                                                    912

Preferred share distributions                                                                                    (8,250)
                                                                                                               --------
Income available to common shareholders                                                                        $117,585
                                                                                                               ========

NOTE 4 - ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS
---------------------------------------------------------

ASSETS HELD FOR SALE

As of September 30, 2002, the Company had decided to sell 28 properties and approximately 50 acres of land located in New Jersey with a net book value, prior to adjustment, of $127.5 million. On September 30, 2002, the Company determined that the plan of sale criteria in FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," had been met. Accordingly, the carrying value of the assets was adjusted to its fair value less costs to sell, amounting to $121.5 million, which was determined based on the expected selling price of the assets. The resulting $6.0 million write-down has been recorded as part of the loss on disposition of properties in the accompanying statements of operations.
The carrying value of the assets that are held for sale is separately presented in the "Assets held for sale" caption in the balance sheet. The sale of the properties is subject to negotiation of acceptable terms and other customary conditions. The operations of the assets held for sale are included in income from continuing operations due to the fact that the Company expects to retain an interest sufficient to enable the Company to exert significant influence over the purchasing entity's operating and financial policies.

DISCONTINUED OPERATIONS

In accordance with SFAS 144 "Accounting for the Impairment or Disposal of Long Lived Assets," effective for financial statements issued for fiscal years beginning after December 15, 2001, net income and gain/(loss) on disposition of real estate for properties sold subsequent to December 31, 2001 are reflected in the consolidated statements of operations as discontinued operations. The proceeds from dispositions of properties for the three and nine months ended September 30, 2002 were $3.5 million and $27.3 million, respectively. Below is a summary of the results of operations of the properties disposed of through the respective disposition dates (in 000's):

                                        QUARTER ENDED           NINE MONTHS ENDED
                                    ---------------------     ---------------------
                                         SEPTEMBER 30,             SEPTEMBER 30,
                                      2002        2001          2002        2001
                                    ---------   ---------     ---------   ---------
Revenues                             $   15      $  784        $1,041      $2,016
Operating expenses                      (11)       (115)         (164)       (371)
Interest expense                        (12)       (148)         (202)       (386)
Depreciation and amortization            (9)        (59)         (234)       (296)
                                     ------      ------        ------      ------
Income from operations               $  (17)     $  462        $  441      $  963
                                     ======      ======        ======      ======

NOTE 5 - DEBT OFFERING
----------------------

On August 22, 2002, the Company sold $150 million principal amount of 6.375% senior unsecured notes due 2012.

NOTE 6 - REDEMPTION OF PREFERRED SHARES
---------------------------------------

On August 28, 2002, the Company redeemed for $125 million its outstanding 8.80% Series A Cumulative Redeemable Preferred Shares.

NOTE 7 - IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
-------------------------------------------------------

In April, 2002, the FASB issued SFAS No. 145, Rescission of FASB No. 4, 44, and 64, Amendment of FASB No. 13 and Technical Corrections. This statement eliminates the requirement to report gains and losses from extinguishment of debt as extraordinary unless they meet the criteria of APB Opinion 30. Debt extinguishments that were classified as extraordinary in prior periods presented that do not meet the criteria of APB Opinion 30 shall be reclassified. FASB No. 145 is effective for fiscal years beginning after May 15, 2002. The impact of the adoption of FASB No. 145 is not expected to have a material impact on the Company's financial position or results of operations.

            CONSOLIDATED BALANCE SHEETS OF LIBERTY PROPERTY LIMITED PARTNERSHIP
                                      (IN THOUSANDS)

                                                  SEPTEMBER 30, 2002   DECEMBER 31, 2001
                                                  ------------------   -----------------
                                                      (UNAUDITED)
ASSETS
Real estate:
  Land and land improvements                            $  485,741          $  447,826
  Buildings and improvements                             2,967,365           2,778,430
  Less accumulated depreciation                           (462,168)           (395,065)
                                                        ----------          ----------
Operating real estate                                    2,990,938           2,831,191

  Development in progress                                  191,406             252,789
  Land held for development                                165,939             163,547
                                                        ----------          ----------
Net real estate                                          3,348,283           3,247,527

Cash and cash equivalents                                   15,606              19,390
Accounts receivable                                         12,300              15,470
Deferred financing and leasing costs,
  net of accumulated amortization
  (2002, $71,733; 2001, $59,531)                            71,317              66,991
Assets held for sale                                       121,474             107,972
Prepaid expenses and other assets                          127,441              95,475
                                                        ----------          ----------
Total assets                                            $3,696,421          $3,552,825
                                                        ==========          ==========
LIABILITIES
Mortgage loans                                          $  341,418          $  340,131
Unsecured notes                                          1,395,000           1,345,000
Credit facility                                            203,000              68,000
Accounts payable                                            35,846              19,057
Accrued interest                                            20,198              31,392
Distributions payable                                       47,690              47,577
Other liabilities                                           96,235              83,852
                                                        ----------          ----------
Total liabilities                                        2,139,387           1,935,009

Minority interest                                            6,880               6,173

OWNERS' EQUITY
General partner's equity - preferred units                       -             120,814
                         - common units                  1,348,476           1,302,608
Limited partners' equity - preferred units                 135,471             112,516
                         - common units                     66,207              75,705
                                                        ----------          ----------
Total owners' equity                                     1,550,154           1,611,643
                                                        ----------          ----------
Total liabilities and owners' equity                    $3,696,421          $3,552,825
                                                        ==========          ==========

See accompanying notes.

       CONSOLIDATED STATEMENTS OF OPERATIONS OF LIBERTY PROPERTY LIMITED PARTNERSHIP
                               (UNAUDITED AND IN THOUSANDS)

                                                       THREE                THREE
                                                    MONTHS ENDED         MONTHS ENDED
                                                 SEPTEMBER 30, 2002   SEPTEMBER 20, 2001
                                                 ------------------   ------------------
REVENUE
Rental                                                $ 114,580             $ 105,185
Operating expense reimbursement                          41,014                40,619
Interest and other                                        2,050                 1,824
                                                      ---------             ---------
Total revenue                                           157,644               147,628
                                                      ---------             ---------

EXPENSES
Rental property                                          27,285                27,752
Real estate taxes                                        15,912                15,214
Interest                                                 29,396                27,549
General and administrative                                5,250                 4,951
Depreciation and amortization                            28,195                25,675
                                                      ---------             ---------
Total expenses                                          106,038               101,141
                                                      ---------             ---------

Income before property dispositions                      51,606                46,487
(Loss) gain on disposition of properties                 (5,414)                  140
                                                      ---------             ---------
Income from continuing operations                        46,192                46,627

Discontinued operations (including net gain on
  property dispositions of $528 for the
  three months ended September 30, 2002)                    511                   462
                                                      ---------             ---------
Net income                                            $  46,703             $  47,089
                                                      =========             =========

Net income allocated to general partner               $  41,640             $  42,314
                                                      =========             =========
Net income allocated to limited partners              $   5,063             $   4,775
                                                      =========             =========

See accompanying notes.

       CONSOLIDATED STATEMENTS OF OPERATIONS OF LIBERTY PROPERTY LIMITED PARTNERSHIP
                               (UNAUDITED AND IN THOUSANDS)

                                                      NINE                 NINE
                                                   MONTHS ENDED         MONTHS ENDED
                                                SEPTEMBER 30, 2002   SEPTEMBER 30, 2001
                                                ------------------   ------------------
REVENUE
Rental                                                $ 327,783             $ 311,686
Operating expense reimbursement                         120,449               119,559
Interest and other                                        5,584                 4,411
                                                      ---------             ---------
Total revenue                                           453,816               435,656
                                                      ---------             ---------

EXPENSES
Rental property                                          82,363                82,377
Real estate taxes                                        44,940                41,678
Interest                                                 85,722                83,206
General and administrative                               16,826                16,172
Depreciation and amortization                            82,159                75,186
                                                      ---------             ---------
Total expenses                                          312,010               298,619
                                                      ---------             ---------

Income before property dispositions                     141,806               137,037
(Loss) gain on disposition of properties                 (4,172)                2,334
                                                      ---------             ---------
Income from continuing operations                       137,634               139,371

Discontinued operations (including net gain on
  property dispositions of $6,197 for the nine
  months ended September 30, 2002)                        6,638                   963
                                                      ---------             ---------
Net income                                            $ 144,272             $ 140,334
                                                      =========             =========

Net income allocated to general partner               $ 128,344             $ 125,835
                                                      =========             =========
Net income allocated to limited partners              $  15,928             $  14,499
                                                      =========             =========

See accompanying notes.

       CONSOLIDATED STATEMENTS OF CASH FLOWS OF LIBERTY PROPERTY LIMITED PARTNERSHIP
                                  (UNAUDITED AND IN THOUSANDS)

                                                            NINE                  NINE
                                                        MONTHS ENDED          MONTHS ENDED
                                                      SEPTEMBER 30, 2002   SEPTEMBER 30, 2001
                                                      ------------------   ------------------
OPERATING ACTIVITIES
Net income                                                 $ 144,272           $ 140,334
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation and amortization                               82,393              75,482
  Amortization of deferred financing costs                     2,881               3,086
  Gain on property dispositions                               (2,025)             (2,334)
  Noncash compensation                                         1,654               1,749
Changes in operating assets and liabilities:
  Accounts receivable                                          3,170              (8,361)
  Prepaid expenses and other assets                          (33,512)            (11,971)
  Accounts payable                                            16,789              25,147
  Accrued interest                                           (11,194)            (10,609)
  Other liabilities                                           12,383              (4,898)
                                                          ----------           ---------
Net cash provided by operating activities                    216,811             207,625
                                                          ----------           ---------
INVESTING ACTIVITIES
Investment in properties                                     (86,596)            (59,264)
Proceeds from disposition of properties/land                  61,843              77,298
Investment in development in progress                       (133,706)           (187,116)
Investment in land held for development                      (24,405)            (44,488)
Increase in deferred leasing costs                           (16,129)            (13,161)
                                                          ----------           ---------
Net cash used in investing activities                       (198,993)           (226,731)
                                                          ----------           ---------
FINANCING ACTIVITIES
Redemption of preferred shares                              (125,063)                  -
Retirement of convertible debentures                               -                (597)
Proceeds from issuance of unsecured notes                    150,000             250,000
Repayment of unsecured notes                                (100,000)                  -
Proceeds from mortgage loans                                   7,121                   -
Repayments of mortgage loans                                  (5,834)            (13,903)
Proceeds from credit facility                                391,000             253,200
Repayments on credit facility                               (256,000)           (339,200)
Increase in deferred financing costs                          (1,823)             (4,055)
Capital contributions                                         74,939              18,178
Distributions to partners                                   (155,942)           (142,335)
                                                          ----------           ---------
Net cash (used in) provided by financing activities          (21,602)             21,288
                                                          ----------           ---------
(Decrease) increase in cash and cash equivalents              (3,784)              2,182

Cash and cash equivalents at beginning of period              19,390               4,638
                                                          ----------           ---------
Cash and cash equivalents at end of period                $   15,606           $   6,820
                                                          ==========           =========

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Write-off of fully depreciated property and
  deferred costs                                          $    3,565           $  22,693
Acquisition of properties                                          -                (328)
Assumption of mortgage loans                                       -                 328
Conversion of convertible debentures                               -              70,274
                                                          ==========           =========


See accompanying notes.

                       LIBERTY PROPERTY LIMITED PARTNERSHIP

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                SEPTEMBER 30, 2002

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

NOTE 2 - ORGANIZATION
---------------------

Liberty Property Trust (the "Trust") is a self-administered and self-managed Maryland real estate investment trust (a "REIT"). Substantially all of the Trust's assets are owned directly or indirectly, and substantially all of the Trust's operations are conducted directly or indirectly, by the Operating Partnership (the Trust, Operating Partnership and their respective subsidiaries referred to collectively as the "Company"). The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 95.3% of the common equity of the Operating Partnership at September 30, 2002. The Company provides leasing, property management, development, acquisition, and other tenant-related services for a portfolio of industrial and office properties which are located principally within the Southeastern, Mid-Atlantic and Midwestern United States.

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

The operating information by segment is as follows (in thousands):

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002
-----------------------------------------------------------------------------------------------------------------------
                        SE        New     Lehigh                The     Jackson-   Minne-               All
                     Pennsyl.   Jersey    Valley   Virginia  Carolinas   ville      sota    Michigan   Others   Total
                     --------  --------  --------  --------  ---------  --------  --------  --------  -------- --------
Real estate
 related revenues    $ 46,322  $ 12,060  $ 19,257  $ 12,704   $  9,019  $ 11,322  $ 12,497  $ 17,071  $ 15,342 $155,594
Rental property
 expenses and
 real estate taxes     12,432     3,672     3,484     3,061      2,649     3,001     4,694     5,731     4,473   43,197
                     --------  --------  --------  --------   --------  --------  --------  --------  -------- --------
Property level net
 operating income      33,890     8,388    15,773     9,643      6,370     8,321     7,803    11,340    10,869  112,397

Other income/expenses, net                                                                                       60,791
                                                                                                               --------
Income before property dispositions                                                                              51,606

Loss on disposition of properties                                                                                (5,414)

Discontinued operations                                                                                             511
                                                                                                               --------
Net income                                                                                                     $ 46,703
                                                                                                               ========
Net income allocated to general partner                                                                        $ 41,640
                                                                                                               ========
Net income allocated to limited partners                                                                       $  5,063
                                                                                                               ========

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
-----------------------------------------------------------------------------------------------------------------------
                        SE        New     Lehigh                The     Jackson-   Minne-               All
                     Pennsyl.   Jersey    Valley   Virginia  Carolinas   ville      sota    Michigan   Others   Total
                     --------  --------  --------  --------  ---------  --------  --------  --------  -------- --------
Real estate
 related revenues    $ 43,651  $ 10,717  $ 14,725  $ 11,595   $ 11,687  $ 11,154  $ 12,337  $ 15,308  $ 14,630 $145,804
Rental property
 expenses and
 real estate taxes     12,869     3,421     3,598     2,816      3,525     2,978     4,506     5,273     3,980   42,966
                     --------  --------  --------  --------   --------  --------  --------  --------  -------- --------
Property level net
 operating income      30,782     7,296    11,127     8,779      8,162     8,176     7,831    10,035    10,650  102,838

Other income/expenses, net                                                                                       56,351
                                                                                                               --------
Income before property dispositions                                                                              46,487

Gain on disposition of properties                                                                                   140

Discontinued operations                                                                                             462
                                                                                                               --------
Net income                                                                                                     $ 47,089
                                                                                                               ========
Net income allocated to general partner                                                                        $ 42,314
                                                                                                               ========
Net income allocated to limited partners                                                                       $  4,775
                                                                                                               ========

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
-----------------------------------------------------------------------------------------------------------------------
                        SE        New     Lehigh                The     Jackson-   Minne-               All
                     Pennsyl.   Jersey    Valley   Virginia  Carolinas   ville      sota    Michigan   Others   Total
                     --------  --------  --------  --------  ---------  --------  --------  --------  -------- --------
Real estate
 related revenues    $135,777  $ 34,830  $ 49,350  $ 37,419   $ 27,181  $ 33,996  $ 37,557  $ 47,225  $ 44,897 $448,232
Rental property
 expenses and
 real estate taxes     37,474    10,845    10,089     9,225      8,159     8,563    14,115    15,548    13,285  127,303
                     --------  --------  --------  --------   --------  --------  --------  --------  -------- --------
Property level net
 operating income      98,303    23,985    39,261    28,194     19,022    25,433    23,442    31,677    31,612  320,929

Other income/expenses, net                                                                                      179,123
                                                                                                               --------
Income before property dispositions                                                                             141,806

Loss on disposition of properties                                                                                (4,172)

Discontinued operations                                                                                           6,638
                                                                                                               --------
Net income                                                                                                     $144,272
                                                                                                               ========
Net income allocated to general partner                                                                        $128,344
                                                                                                               ========
Net income allocated to limited partners                                                                       $ 15,928
                                                                                                               ========

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
-----------------------------------------------------------------------------------------------------------------------
                        SE        New     Lehigh                The     Jackson-   Minne-               All
                     Pennsyl.   Jersey    Valley   Virginia  Carolinas   ville      sota    Michigan   Others   Total
                     --------  --------  --------  --------  ---------  --------  --------  --------  -------- --------
Real estate
 related revenues    $128,477  $ 33,083  $ 43,134  $ 33,542   $ 33,799  $ 33,907  $ 36,235  $ 43,719  $ 45,349 $431,245
Rental property
 expenses and
 real estate taxes     37,579    10,110    10,794     7,993      9,428     8,893    13,410    13,853    11,995  124,055
                     --------  --------  --------  --------   --------  --------  --------  --------  -------- --------
Property level net
 operating income      90,898    22,973    32,340    25,549      24,371   25,014    22,825    29,866    33,354  307,190

Other income/expenses, net                                                                                      170,153
                                                                                                               --------
Income before property dispositions                                                                             137,037

Gain on disposition of properties                                                                                 2,334

Discontinued operations                                                                                             963
                                                                                                               --------
Net income                                                                                                     $140,334
                                                                                                               ========
Net income allocated to general partner                                                                        $125,835
                                                                                                               ========
Net income allocated to limited partners                                                                       $ 14,499
                                                                                                               ========

NOTE 4 - ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS
---------------------------------------------------------

ASSETS HELD FOR SALE

As of September 30, 2002, the Company had decided to sell 28 properties and approximately 50 acres of land located in New Jersey with a net book value, prior to adjustment, of $127.5 million. On September 30, 2002, the Company determined that the plan of sale criteria in FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," had been met. Accordingly, the carrying value of the assets was adjusted to its fair value less costs to sell, amounting to $121.5 million, which was determined based on the expected selling price of the assets. The resulting $6.0 million write-down has been recorded as part of the loss on disposition of properties in the accompanying statements of operations.
The carrying value of the assets that are held for sale is separately presented in the "Assets held for sale" caption in the balance sheet. The sale of the properties is subject to negotiation of acceptable terms and other customary conditions. The operations of the assets held for sale are included in income from continuing operations due to the fact that the Company expects to retain an interest sufficient to enable the Company to exert significant influence over the purchasing entity's operating and financial policies.

DISCONTINUED OPERATIONS

In accordance with SFAS 144 "Accounting for the Impairment or Disposal of Long Lived Assets," effective for financial statements issued for fiscal years beginning after December 15, 2001, net income and gain/(loss) on disposition of real estate for properties sold subsequent to December 31, 2001 are reflected in the consolidated statements of operations as discontinued operations. The proceeds from dispositions of properties for the three and nine months ended September 30, 2002 were $3.5 million and $27.3 million, respectively. Below is a summary of the results of operations of the properties disposed of through the respective disposition dates (in 000's):

                                       QUARTER ENDED           NINE MONTHS ENDED
                                    ---------------------    ---------------------
                                         SEPTEMBER 30,            SEPTEMBER 30,
                                      2002         2001        2002         2001
                                    ---------   ---------    ---------   ---------
Revenues                             $   15      $  784        $1,041      $2,016
Operating expenses                      (11)       (115)         (164)       (371)
Interest expense                        (12)       (148)         (202)       (386)
Depreciation and amortization            (9)        (59)         (234)       (296)
                                     ------      ------        ------      ------
Income from operations               $  (17)     $  462        $  411      $  963
                                     ======      ======        ======      ======

NOTE 5 - DEBT OFFERING
----------------------

On August 22, 2002, the Company sold $150 million principal amount of 6.375% senior unsecured notes due 2012.

NOTE 6 - REDEMPTION OF PREFERRED SHARES
---------------------------------------

On August 28, 2002, the Company redeemed the general partner's preferred units. The units were redeemed for $125.0 million.

NOTE 7 - IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
-------------------------------------------------------

In April, 2002, the FASB issued SFAS No. 145, Rescission of FASB No. 4, 44, and 64, Amendment of FASB No. 13 and Technical Corrections. This statement eliminates the requirement to report gains and losses from extinguishment of debt as extraordinary unless they meet the criteria of APB Opinion 30. Debt extinguishments that were classified as extraordinary in prior periods presented that do not meet the criteria of APB Opinion 30 shall be reclassified. FASB No. 145 is effective for fiscal years beginning after May 15, 2002. The impact of the adoption of FASB No. 145 is not expected to have a material impact on the Company's financial position or results of operations.

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

The Company's operating results depend primarily upon income from rental operations and such results are substantially influenced by rental demand for the properties in operation. The general slowdown in the economy has negatively affected occupancy rates which as of September 30, 2002 and 2001 are provided in the table below. Additionally, as a result of the imbalance between supply and demand, market rental rates have generally declined. Although the Company has realized increases on some renewal and replacement leases, the negative occupancy and rental rate trend has been continuing for several quarters and as a result, property level operating income for the "Same Store" group of properties has decreased.

The Company also seeks to achieve growth in operating income from its development pipeline activity. The decline in demand for real estate has reduced the amount of development the Company is undertaking. The size of the development pipeline has continued to decrease as speculative development has been significantly reduced and build to suit development activity has been declining.

The composition of the Company's properties in operation as of September 30, 2002 and 2001 is as follows (in thousands, except percentages):

                                                          PERCENT
                                      TOTAL               OF TOTAL
                                   SQUARE FEET          SQUARE FEET        PERCENT OCCUPIED
                                 ---------------       ---------------     ----------------
                                  SEPTEMBER 30,         SEPTEMBER 30,        SEPTEMBER 30,
TYPE                              2002     2001         2002     2001        2002     2001
-------------------------        -------  ------       ------   ------      ------   ------
Industrial - Distribution         22,513  21,409        42.8%    42.8%       91.3%    97.4%
Industrial - Flex                 13,362  12,433        25.4%    24.9%       90.4%    94.1%
Office                            16,739  16,134        31.8%    32.3%       89.9%    92.1%
                                 -------  ------       ------   ------      ------   ------
Total                             52,614  49,976       100.0%   100.0%       90.6%    94.8%
                                 =======  ======       ======   ======      ======   ======

Geographic segment data for the three and nine months ended September 30, 2002 and 2001 is included in Note 3 of the Notes to the Liberty Property Trust and Liberty Property Limited Partnership Financial Statements.

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

CRITICAL ACCOUNTING POLICIES

Refer to the Company's 2001 Annual Report on Form 10-K for a discussion of critical accounting policies, which include capitalized costs, allowance for doubtful accounts, and impairment of real estate. During the nine months ended September 30, 2002, there were no material changes to these policies.

RESULTS OF OPERATIONS

The following discussion is based on the consolidated financial statements of the Company. It compares the results of operations of the Company for the three and nine months ended September 30, 2002 (unaudited) with the results of operations of the Company for the three and nine months ended September 30, 2001 (unaudited). As a result of the development, acquisition and disposition activities by the Company in 2002 and 2001, the overall operating results of the Company during such periods are not directly comparable. However, certain data, including the "Same Store" comparison, do lend themselves to direct comparison. As used herein, the term "Company" includes the Trust, the Operating Partnership and their subsidiaries.

This information should be read in conjunction with the accompanying consolidated financial statements and notes included elsewhere in this report.

For the three and nine months ended September 30, 2002 compared to the three and nine months ended September 30, 2001.
--------------------------------------------------------------------------

Total revenue (principally rental revenue and operating expense reimbursement) increased to $157.6 million from $147.6 million for the three months ended September 30, 2002 compared to the same period in 2001, and increased to $453.8 million from $435.7 million for the nine months ended September 30, 2002 compared to the same period in 2001. These increases are primarily due to $7.2 million in lease termination fees received during the three months ended September 30, 2002 and the net increased investment in properties developed, acquired, or disposed of during the respective periods. The average gross investment in operating real estate owned, including assets held for sale, for the quarter ended

September 30, 2002 was $3,507.9 million as compared to $3,338.5 million for the quarter ended September 30, 2001. The average gross investment in operating real estate owned, including assets held for sale, for the nine months ended September 30, 2002 was $3,437.4 million as compared to $3,289.3 million for the nine months ended September 30, 2001.

The operating expense recovery percentage (the ratio of operating expense reimbursement to rental property expenses and real estate taxes) increased to 94.9% for the three months ended September 30, 2002 from 94.5% for the three months ended September 30 2001, and decreased to 94.6% from 96.4% for the nine months ended September 30, 2002 compared to the same period in 2001. While there was a modest increase in the recovery percentage for the three month period, the overall trend as seen from the nine month percentage is for a reduced recovery percentage. This reduction is consistent with a reduction in occupancy.

Rental property and real estate tax expenses increased to $43.2 million from $43.0 million for the three months ended September 30, 2002 compared to the same period in 2001, and increased to $127.3 from $124.1 million for the nine months ended September 30, 2002 compared to the same period in 2001. These increases are due to the increased investment in properties owned during the respective periods.

Property level net operating income for the Same Store properties (properties owned as of January 1, 2001) decreased to $91.7 million for the three months ended September 30, 2002 from $93.1 million for the three months ended September 30, 2001, on a straight line basis, (which recognizes rental revenue evenly over the life of the lease), and decreased to $90.5 million for the three months ended September 30, 2002 from $91.3 million for the three months ended September 30, 2001, on a cash basis. These decreases of 1.5% and 0.9%, respectively, are primarily due to decreases in occupancy.

Property level net operating income for the Same Store properties decreased to $277.5 million for the nine months ended September 30, 2002 from $282.6 million for the nine months ended September 30, 2001, on a straight line basis, and decreased to $273.2 million for the nine months ended September 30, 2002 from $276.0 million for the nine months ended September 30, 2001, on a cash basis. These decreases of 1.8% and 1.0%, respectively, are primarily due to decreases in occupancy. At September 30, 2002, the occupancy of the Same Store portfolio was 91.1% as compared to 94.7% at September 30, 2001.

Set forth below is a schedule comparing the property level net operating income for the Same Store properties for the three and nine months ended September 30, 2002 and 2001 (in thousands).

                                      STRAIGHT LINE BASIS        CASH BASIS
                                      --------------------   --------------------
                                         QUARTER ENDED          QUARTER ENDED
                                      --------------------   --------------------
                                           SEPTEMBER 30,          SEPTEMBER 30,
                                        2002        2001       2002        2001
                                      ---------  ---------   ---------  ---------
Rental Revenue                         $ 93,321   $ 95,083    $ 92,092   $ 93,278
                                       --------   --------    --------   --------
Operating expenses:
  Rental property expense                24,518     25,824      24,518     25,824
  Real estate taxes                      13,875     13,916      13,875     13,916
  Operating expense recovery            (36,819)   (37,761)    (36,819)   (37,761)
                                       --------   --------    --------   --------
Unrecovered operating expenses            1,574      1,979       1,574      1,979
                                       --------   --------    --------   --------
Property level net operating income    $ 91,747   $ 93,104    $ 90,518   $ 91,299
                                       ========   ========    ========   ========

                                      STRAIGHT LINE BASIS        CASH BASIS
                                      --------------------   --------------------
                                       NINE MONTHS ENDED      NINE MONTHS ENDED
                                      --------------------   --------------------
                                           SEPTEMBER 30,          SEPTEMBER 30,
                                        2002        2001       2002        2001
                                      ---------  ---------   ---------  ---------
Rental Revenue                        $ 282,612  $ 286,396   $ 278,268  $ 279,844
                                      ---------  ---------   ---------  ---------
Operating expenses:
  Rental property expense                75,186     77,866      75,186     77,866
  Real estate taxes                      39,497     38,635      39,497     38,635
  Operating expense recovery           (109,611)  (112,656)   (109,611)  (112,656)
                                      ---------  ---------   ---------  ---------
Unrecovered operating expenses            5,072      3,845       5,072      3,845
                                      ---------  ---------   ---------  ---------
Property level net operating income   $ 277,540  $ 282,551   $ 273,196  $ 275,999
                                      =========  =========   =========  =========

General and administrative expenses increased to $5.3 million for the three months ended September 30, 2002 from $5.0 million compared to the same period in 2001, and to $16.8 million from $16.2 million for the nine months ended September 30, 2002 compared to the same period in 2001. These increases are primarily due to the ongoing funding of initiatives which the Company undertook relating to technology, property management and marketing.

Depreciation and amortization expense increased to $28.2 million from $25.7 million for the three months ended September 30, 2002 compared to the same period in 2001, and to $82.2 million from $75.2 million for the nine months ended September 30, 2002 compared to the same period in 2001. These increases are primarily due to the increases in the investment in properties owned during the respective periods.

Interest expense increased to $29.4 million from $27.5 million for the three months ended September 30, 2002 compared to the same period in 2001, and to $85.7 million from $83.2 million for the nine months ended September 30, 2002 compared to the same period in 2001. These increases are due to the increases in the average debt outstanding for the respective periods, which was $1,846.2 million for the three months ended September 30, 2002 compared to $1,768.6 million for the same period in 2001, and was $1,809.1 million for the nine months ended September 30, 2002 compared to $1,746.6 million for the same period in 2001. The effect of the increases in the average debt outstanding was partially offset by decreases in interest rates. The weighted average interest rates for the respective periods have decreased from 7.41% for the three months ended September 30, 2001 to 6.98% for the three months ended September 30, 2002, and from 7.51% for the nine months ended September 30, 2001 to 7.10% for the nine months ended September 30, 2002.

Costs directly related to the development of rental properties are capitalized. Capitalized development costs include interest, salaries and benefits, property taxes, insurance and other directly identifiable costs during the period of development. Capitalized salaries and benefits historically represent approximately 1% of the cost of developed properties brought into service. These amounts are not included in general and administrative expenses as discussed above. Capitalized interest for the three months ended September 30, 2002 was $3.8 million as compared to $5.4 million for the three months ended September 30, 2001, and $13.2 million for the nine months ended September 30, 2002 as compared to $16.9 million for the same period in 2001. Included in capitalized interest costs are the interest costs relating to the Company's $54.8 million investment in its proposed downtown Philadelphia office tower.

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

During the third quarter of 2002, the Company realized a loss on disposition of properties of $5.4 million due to the sale of three parcels of land and a $6.0 million write-down of assets held for sale to their net realizable value less costs to sell. During the nine months ended September 30, 2002, the Company realized a loss on disposition of properties of $4.2 million due to the sale of eight parcels of land, the sale of a property developed for sale in the United Kingdom with a joint venture partner, and the write-down of assets held for sale, as discussed above. During the third quarter of 2001, the Company realized a gain on disposition of properties of $140,000 due to the sale of one property and two parcels of land for $3.7 million, and during the nine months ended September 30, 2001, the Company realized a gain on disposition of properties of $2.3 million due to the sale of 29 operating properties, one development property and six parcels of land for $80.5 million.

In accordance with SFAS 144, net income and gain/(loss) on dispositions of real estate for properties sold subsequent to December 31, 2001 are reflected in the consolidated statements of operations as discontinued operations for all periods presented. The increase in income from discontinued operations of $5.4 million for the nine months ended September 30, 2002, as compared to the same period in 2001, is primarily due to the gain on the disposition of the properties sold in 2002.

As a result of the foregoing, the Company's net income decreased to $41.6 million for the three months ended September 30, 2002 from $42.3 million for the three months ended September 30, 2001, and increased to $128.3 million for the nine months ended September 30, 2002 from $125.8 million for the nine months ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2002, the Company had cash and cash equivalents of $15.6 million.

Net cash flow provided by operating activities increased to $216.8 million for the nine months ended September 30, 2002 from $207.6 million for the nine months ended September 30, 2001. This $9.2 million increase was primarily due to the fluctuations in operating assets and liabilities during the respective periods. Net cash flow provided by operations is the primary source of liquidity to fund distributions to shareholders and for the recurring capital expenditures and leasing transaction costs for the Company's properties in operation.

Net cash used in investing activities decreased to $199.0 million for the nine months ended September 30, 2002 from $226.7 million for the nine months ended September 30, 2001. This decrease primarily resulted from a decrease in investment in development in progress and land held for development in 2002, which is consistent with the general economic slowdown.

Net cash used in financing activities was $21.6 million for the nine months ended September 30, 2002 versus net cash provided by financing activities of $21.3 million for the nine months ended September 30, 2001. This change is consistent with the decrease in the level of the Company's investment activities particularly in development as described above. Net cash provided by or used in financing activities includes proceeds from the issuance of equity and debt net of debt repayments and shareholder distributions. Cash provided by financing activities is a source of capital utilized by the Company to fund investment activities.

The Company believes that its undistributed cash flow from operations is adequate to fund its operating needs.

The Company funds its development and acquisitions with long-term capital sources to include proceeds from the disposition of properties. The Company has borrowing capacity under its $450 million unsecured credit facility, (the "Credit Facility"). The Company uses debt financing to lower its overall cost of capital in an attempt to increase the return to shareholders. The Company staggers its debt maturities and maintains debt levels it considers to be prudent. In determining its debt levels, the Company considers various financial measures to include debt to gross assets and earnings to fixed charges ratios. As of September 30, 2002 the Company's debt to gross assets ratio was 46.6%, and for the quarter ended September 30, 2002, the earnings to fixed charges ratio was 2.9x. Debt to gross assets equals total long-term debt and borrowings under the Credit Facility divided by total assets plus accumulated depreciation. Earnings to fixed charges equals income before property dispositions and minority interest plus interest expense and depreciation and amortization divided by interest expense, including capitalized interest, plus distributions on preferred shares and units.

The interest rate on borrowings under the Credit Facility fluctuates based upon ratings from Moody's Investors Service, Inc. ("Moody's"), Standard and
Poor's Ratings Group ("S&P") and Fitch, Inc. ("Fitch").   Moody's, S&P
and Fitch currently assign senior debt ratings to the Company of BBB, Baa2, and BBB, respectively. At the Company's current ratings, the interest rate for borrowings under the Credit Facility is 105 basis points over LIBOR, or 2.9% on September 30, 2002. The Credit Facility expires in April, 2003.

As of September 30, 2002, $341.4 million in mortgage loans and $1,395.0 million in unsecured notes were outstanding. The interest rates on $1,714.0 million of mortgage loans and unsecured notes are fixed and range from 6.0% to 8.8%. Interest rates on $22.4 million of mortgage loans float with the base rate of the respective lending bank or a municipal bond index. The weighted average remaining term for the mortgage loans and the unsecured notes is 6.9 years. The scheduled maturities of principal amortization of the Company's mortgage loans and the unsecured notes outstanding and the related weighted average interest rates as of September 30, 2002 are as follows (in thousands, except percentages):

                        MORTGAGES                                             WEIGHTED
               --------------------------    UNSECURED                        AVERAGE
               AMORTIZATION    MATURITIES      NOTES           TOTAL       INTEREST RATE
               ------------    ----------    ----------      ----------    --------------
2002 (3 mo's)     $  2,234      $       -    $        -      $    2,234           7.0%
2003                 8,092         26,606        50,000          84,698           7.3%
2004                 8,168         33,019       100,000         141,187           7.0%
2005                 7,090        115,039             -         122,129           7.6%
2006                 5,001         30,078       100,000         135,079           7.2%
2007                 4,543              -       100,000         104,543           7.3%
2008                 4,238         29,268             -          33,506           7.2%
2009                 2,146         42,051       270,000         314,197           7.8%
2010                 1,348              -       200,000         201,348           8.5%
2011                 1,098          3,533       250,000         254,631           7.3%
2012                   192         17,674       150,000         167,866           6.5%
2013                     -              -        75,000 (1)      75,000           6.4%
2018                     -              -       100,000         100,000           7.5%
                  --------      ---------    ----------      ----------         ------
                  $ 44,150      $ 297,268    $1,395,000      $1,736,418           7.4%
                  ========      =========    ==========      ==========         ======
(1)  Callable in 2003.

GENERAL

The Company has continued to pursue development and acquisition opportunities and the strategic disposition of certain properties. In addition, the Company has continued to focus on the performance of the Same Store portfolio. The Company attempts to outperform in its markets by maintaining higher than market occupancy levels and higher than market rental rates.

The expiring square feet and annual base rent by year for the properties in operation as of September 30, 2002 are as follows (in thousands):

                    INDUSTRIAL-
                   DISTRIBUTION       INDUSTRIAL-FLEX           OFFICE                 TOTAL
               ------------------    ------------------    ------------------    ------------------
               SQUARE    ANNUAL      SQUARE    ANNUAL      SQUARE    ANNUAL      SQUARE    ANNUAL
YEAR            FEET    BASE RENT     FEET    BASE RENT     FEET    BASE RENT     FEET    BASE RENT
-------------  ------   ---------    ------   ---------    ------   ---------    ------   ---------
2002 (3 mo's)   1,051    $  3,798       598    $  5,357       542    $  6,167     2,191    $ 15,322
2003            1,684       7,889     2,414      20,726     1,578      21,258     5,676      49,873
2004            2,427      11,975     1,954      17,389     1,826      28,162     6,207      57,526
2005            3,219      16,486     1,627      14,409     2,994      43,790     7,840      74,685
2006            2,530      11,253     1,705      18,416     1,175      17,945     5,410      47,614
2007            2,113      10,089     1,089      10,138     1,284      19,302     4,486      39,529
Thereafter      7,541      41,372     2,691      29,543     5,646      99,262    15,878     170,177
               ------    --------    ------    --------    ------    --------    ------    --------
Total          20,565    $102,862    12,078    $115,978    15,045    $235,886    47,688    $454,726
               ======    ========    ======    ========    ======    ========    ======    ========

The Company believes that its existing sources of capital will provide sufficient funds to finance its continued development and acquisition activities. The scheduled deliveries of the 2.1 million square feet of properties under development as of September 30, 2002 are as follows (in thousands, except percentages):

                                  SQUARE FEET
                         -----------------------------        PERCENT
   SCHEDULED             IND-    IND-                        PRE-LEASED         TOTAL
IN-SERVICE DATE          DIST.   FLEX    OFFICE   TOTAL  SEPTEMBER 30, 2002   INVESTMENT
----------------        ------  ------  -------  ------  ------------------   ----------
4th Quarter 2002           776      44      189   1,009         78.1%          $ 65,654
1st Quarter 2003           131       -      540     671         80.6%            88,901
2nd Quarter 2003             -     267        -     267         86.1%            61,480
3rd Quarter 2003             -       -       68      68            -             34,847
4th Quarter 2003             -       -        -       -            -                  -
Thereafter                   -       -       74      74         79.6%            11,651
                         -----   -----    -----   -----        ------          --------
Total                      907     311      871   2,089         77.4%          $262,533
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

In 2002, the Company received approximately $23.0 million in net proceeds from the issuance of 7.625% Series D Cumulative Redeemable Preferred Units and approximately $148.4 million in net proceeds from the issuance of 6.375% senior unsecured notes due 2012. The Company used the net proceeds from the issuance of preferred units and unsecured notes to pay down borrowings on the Credit Facility which is used to fund development and acquisition activity.

During the third quarter of 2002, the Company redeemed for $125 million, its outstanding 8.80% Series A Cumulative Redeemable Preferred Shares.

The Company has authorized a share repurchase program whereby the Company may purchase up to $100 million of the Company's common shares, convertible debentures or preferred shares. Through November 6, 2002, the Company had purchased 59,100 common shares and convertible debentures exchangeable into 877,950 common shares. The total cost for the purchase of the common shares and convertible debentures was approximately $21.9 million. The remaining convertible debentures matured in July 2001.

The Company has an effective S-3 shelf registration statement on file with the Securities and Exchange Commission (the "Shelf Registration Statement"). As of November 6, 2002, pursuant to this Shelf Registration Statement, the Trust had the capacity to issue up to $688.4 million in equity securities and the Operating Partnership had the capacity to issue up to $411.7 million in debt securities.

RELATED PARTY TRANSACTIONS

Pursuant to agreements, the Company has been retained by an affiliate (Rouse Kent Limited) to provide development, management and other services. For the nine months ended September 30, 2002 and 2001, the fees for these services were $150,000 per quarter. The Company had accounts receivable and loans receivable from Rouse Kent Limited and affiliates with balances of $5.4 million and $27.6 million, respectively, as of September 30, 2002 and $4.4 million and $24.8 million, respectively, as of September 30, 2001. The Company has the option to purchase this affiliate for nominal consideration.

CALCULATION OF FUNDS FROM OPERATIONS

Management generally considers Funds from operations (as defined below) a useful financial performance measure of the operating performance of an equity REIT, because, together with net income and cash flows, Funds from operations provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund dividends and on-going capital expenditures. Funds from operations is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as net income (computed in accordance with generally accepted accounting principles ("GAAP")), excluding gains (or losses) from the disposition of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Included in Funds from operations is the Company's profit from its merchant building program. For the nine months ended September 30, 2002, the Company realized a $1.3 million gain from the disposition of a United Kingdom development property. Funds from operations does not represent net income or cash flows from operations as defined by GAAP and does not necessarily indicate that cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. Funds from operations also does not represent cash flows generated from operating, investing or financing activities as defined by GAAP. Funds from operations for the three and nine months ended September 30, 2002 and September 30, 2001 are as follows:

                                              THREE MONTHS ENDED       NINE MONTHS ENDED
                                                (IN THOUSANDS)          (IN THOUSANDS)
                                             --------------------     --------------------
                                                 SEPTEMBER 30,            SEPTEMBER 30,
                                               2002        2001         2002        2001
                                             ---------  ---------     ---------  ---------
Income available to common shareholders      $ 39,898    $ 39,564      $121,102   $117,585
Adjustments:
  Minority interest less preferred unit
    distributions                               1,959       2,122         6,178      6,540
  Depreciation and amortization                27,787      25,264        81,151     74,125
  Loss (gain) on disposition of properties      4,886        (140)          479     (2,334)
                                             ========    ========      ========   ========
Funds from operations                        $ 74,530    $ 66,810      $208,910   $195,916
                                             ========    ========      ========   ========

INFLATION

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

ITEM 4.  CONTROLS AND PROCEDURES
--------------------------------

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. Within 90 days prior to the filing of this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the design and operation of these disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to the company required to be included in our periodic SEC filings.

CHANGES IN INTERNAL CONTROLS

There were no significant changes in internal controls or other factors that could significantly affect our internal controls subsequent to the date of our evaluation.

PART II: OTHER INFORMATION
--------------------------
Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities and Use of Proceeds

         In August 2002, certain individuals acquired a total of 117,000 common shares of beneficial interest of Liberty Property Trust in exchange for the same number of units of limited partnership interest in Liberty Property Limited Partnership. Such persons acquired these units of limited partnership interest in connection with their contribution to the Operating Partnership of certain assets in 1998. The exchange of the common shares of beneficial interest for the units of limited partnership interest is exempt from the registration requirement of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereunder.

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         a.  Exhibits

             3.1.1 Sixth Supplemental Indenture, dated as of August 22, 2002, between Liberty Property Limited Partnership, as Issuer, and Bank One Trust Company, N.A., as Trustee, supplementing the Senior Indenture, dated as of October 24, 1997, between Liberty Property Limited Partnership, as Obligor, and Bank One Trust Company, N.A. (as successor to the First National Bank of Chicago), as Trustee, and relating to $150,000,000 principal amount of 6.375% Senior Notes due 2012 of Liberty Property Limited Partnership.

             99.1 Certification of the Chief Executive Officer of Liberty Property Trust pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

             99.2 Certification of the Chief Financial Officer of Liberty Property Trust pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

PART II: OTHER INFORMATION
--------------------------
             99.3 Certification of the Chief Executive Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

             99.4 Certification of the Chief Financial Officer of Liberty Property Trust, in its capacity as of the general partner of Liberty Property Limited Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         b.  Reports of Form 8-K

             During the quarter ended September 30, 2002, the Registrants filed one Current Report on Form 8-K dated August 21, 2002, reporting Items 5 and 7 and containing as Exhibits the Underwriting Agreement dated August 19, 2002 among the Registrants and the Underwriters (as defined therein) and a Statement Re: Computation of Ratio of Earnings to Fixed Charges.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY PROPERTY TRUST


/s/ WILLARD G. ROUSE III                      November 12, 2002
-------------------------------------         --------------------------
Willard G. Rouse III                          Date
Chairman of the Board of Trustees and
Chief Executive Officer


/s/ GEORGE J. ALBURGER, JR.                   November 12, 2002
-------------------------------------         --------------------------
George J. Alburger, Jr.                       Date
Chief Financial Officer and
Executive Vice President


                                      CERTIFICATION

I, Willard G. Rouse, III, certify that:

1.  I have reviewed this Quarterly Report on Form 10-Q of Liberty Property Trust;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and
15d-14) for the registrant and we have:

    a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation
Date"); and

    c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  November 12, 2002                  By:  /s/  WILLARD G. ROUSE, III
                                               ---------------------------------------
                                               Willard G. Rouse, III
                                               Chairman of the Board of Trustees and
                                               Chief Executive Officer


                                      CERTIFICATION

I, George J. Alburger, Jr., certify that:

1.  I have reviewed this Quarterly Report on Form 10-Q of Liberty Property Trust;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and
15d-14) for the registrant and we have:

    a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation
Date"); and

    c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  November 12, 2002                  By:  /s/  GEORGE J. ALBURGER, JR.
                                               ---------------------------------------
                                               George J. Alburger, Jr.
                                               Chief Financial Officer and
                                               Executive Vice President

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY PROPERTY LIMITED PARTNERSHIP
By: LIBERTY PROPERTY TRUST, GENERAL PARTNER


/s/ WILLARD G. ROUSE III                      November 12, 2002
-------------------------------------         --------------------------
Willard G. Rouse III                          Date
Chairman of the Board of Trustees and
Chief Executive Officer


/s/ GEORGE J. ALBURGER, JR.                   November 12, 2002
-------------------------------------         --------------------------
George J. Alburger, Jr.                       Date
Chief Financial Officer and
Executive Vice President

                                      CERTIFICATION

I, Willard G. Rouse, III, certify that:

1.  I have reviewed this Quarterly Report on Form 10-Q of Liberty Property Limited
Partnership;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and
15d-14) for the registrant and we have:

    a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation
Date"); and

    c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  November 12, 2002                  By:  /s/  WILLARD G. ROUSE, III
                                               ---------------------------------------
                                               Willard G. Rouse, III
                                               Chairman of the Board of Trustees and
                                               Chief Executive Officer

                                      CERTIFICATION

I, George J. Alburger, Jr., certify that:

1.  I have reviewed this Quarterly Report on Form 10-Q of Liberty Property Limited
Partnership;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and
15d-14) for the registrant and we have:

    a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation
Date"); and

    c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  November 12, 2002                  By:  /s/  GEORGE J. ALBURGER, JR.
                                               ---------------------------------------
                                               George J. Alburger, Jr.
                                               Chief Financial Officer and
                                               Executive Vice President

                               EXHIBIT INDEX
                               -------------

EXHIBIT NO.                           DESCRIPTION
-----------    ----------------------------------------------------------
3.1.1          Sixth Supplemental Indenture, dated as of August 22, 2002, between Liberty Property Limited Partnership, as Issuer, and
               Bank One Trust Company, N.A., as Trustee, supplementing the
               Senior Indenture, dated as of October 24, 1997, between
               Liberty Property Limited Partnership, as Obligor, and Bank
               One Trust Company, N.A. (as successor to the First National
               Bank of Chicago), as Trustee, and relating to $150,000,000 principal amount of 6.375% Senior Notes due 2012 of Liberty
               Property Limited Partnership.

99.1 Certification of the Chief Executive Officer of Liberty Property Trust pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of the Chief Financial Officer of Liberty Property Trust pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3 Certification of the Chief Executive Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.4 Certification of the Chief Financial Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.







39