Form 10-Q
period 2003-03-31
LIBERTY PROPERTY LIMITED PARTNERSHIP; LIBERTY PROPERTY TRUST
filed 2003-05-13
CIK 921113, 921112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file numbers:	1-13130 (Liberty Property Trust)
1-13132 (Liberty Property Limited Partnership)

Liberty Property Trust

Liberty Property Limited Partnership
(Exact name of registrants as specified in their governing documents)

Maryland (Liberty Property Trust)	23-7768996
Pennsylvania (Liberty Property Limited Partnership)	23-2766549
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

65 Valley Stream Parkway, Suite 100, Malvern, Pennsylvania	19355
(Address of Principal Executive Offices)	(Zip Code)

Registrants’ telephone number, including area code

(610) 648-1700

      Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrants were required to file such reports) and (2) have been subject to such filing requirements for the past ninety (90) days.     Yes ☑          No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐

      On May 7, 2003, 78,388,170 Common Shares of Beneficial Interest, par value $.001 per share, of Liberty Property Trust were outstanding.

LIBERTY PROPERTY TRUST/LIBERTY PROPERTY LIMITED PARTNERSHIP

FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2003

CONSOLIDATED BALANCE SHEETS OF LIBERTY PROPERTY TRUST

(In thousands, except share amounts)

	March 31,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Real estate:
Land and land improvements	$525,896	$504,808
Buildings and improvements	3,129,640	3,048,676
Less accumulated depreciation	(509,438)	(485,206)

Operating real estate	3,146,098	3,068,278
Development in progress	90,100	163,379
Land held for development	164,661	163,142

Net real estate	3,400,859	3,394,799
Cash and cash equivalents	29,840	11,071
Accounts receivable	14,479	14,349
Deferred financing and leasing costs, net of accumulated amortization (2003, $77,659; 2002, $75,833)	80,196	71,544
Investment in unconsolidated joint ventures	16,163	14,963
Prepaid expenses and other assets	124,303	120,335

Total assets	$3,665,840	$3,627,061

LIABILITIES
Mortgage loans	$314,341	$315,263
Unsecured notes	1,428,739	1,418,924
Credit facility	158,000	132,000
Accounts payable	27,520	24,116
Accrued interest	19,958	32,571
Dividend payable	48,488	48,040
Other liabilities	93,746	96,119

Total liabilities	2,090,792	2,067,033

Minority interest	206,992	208,439

SHAREHOLDERS’ EQUITY
Common shares of beneficial interest, $.001 par value, 191,200,000 shares authorized, 77,384,198 (includes 59,100 in treasury) and 76,484,612 (includes 59,100 in treasury) shares issued and outstanding as of March 31, 2003 and December 31, 2002, respectively	77	76
Additional paid-in capital	1,436,023	1,410,900
Unearned compensation	(5,708)	(1,750)
Distributions in excess of net income	(61,009)	(56,310)
Common shares in treasury, at cost, 59,100 shares as of March 31, 2003 and December 31, 2002	(1,327)	(1,327)

Total shareholders’ equity	1,368,056	1,351,589

Total liabilities and shareholders’ equity	$3,665,840	$3,627,061

See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS OF LIBERTY PROPERTY TRUST

(Unaudited and in thousands, except per share amounts)

	Three Months Ended

	March 31,	March 31,
	2003	2002

REVENUE
Rental	$113,391	$105,821
Operating expense reimbursement	44,075	40,104
Equity in earnings of unconsolidated joint ventures	442	—
Interest and other	1,847	1,550

Total revenue	159,755	147,475

EXPENSES
Rental property	32,420	27,506
Real estate taxes	14,854	14,342
Interest	30,607	27,862
General and administrative	6,433	5,961
Depreciation and amortization	29,020	26,273

Total expenses	113,334	101,944

Income before property dispositions and minority interest	46,421	45,531
Gain (loss) on property dispositions	598	(518)
Minority interest	(5,607)	(4,642)

Income from continuing operations	41,412	40,371
Discontinued operations net of minority interest (including net gain on property dispositions of $163 for the quarter ended March 31, 2003 and $1,389 for the quarter ended March 31, 2002)	175	1,829

Net income	41,587	42,200
Preferred share distributions	—	2,750

Income available to common shareholders	$41,587	$39,450

Earnings per share
Basic:
Income from continuing operations	$.54	$.51
Income from discontinued operations	.00	.02

Income per common share — basic	$.54	$.53

Diluted:
Income from continuing operations	$.53	$.51
Income from discontinued operations	.00	.02

Income per common share — diluted	$.53	$.53

Distributions per common share	$.60	$.59

Weighted average number of common shares outstanding
Basic	76,814	73,899
Diluted	77,851	75,103

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS OF LIBERTY PROPERTY TRUST

(Unaudited and in thousands)

	Three Months Ended

	March 31,	March 31,
	2003	2002

OPERATING ACTIVITIES
Net income	$41,587	$42,200
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,029	26,506
Amortization of deferred financing costs	913	908
Equity in earnings of unconsolidated joint ventures	(442)	—
Minority interest in net income	5,615	4,734
Gain on property dispositions	(761)	(871)
Noncash compensation	419	1,188
Changes in operating assets and liabilities:
Accounts receivable	(130)	(6,273)
Prepaid expenses and other assets	(4,362)	(4,362)
Accounts payable	3,404	(742)
Accrued interest	(12,613)	(12,117)
Other liabilities	(2,373)	1,646

Net cash provided by operating activities	60,286	52,817

INVESTING ACTIVITIES
Investment in properties	(21,588)	(18,987)
Investment in unconsolidated joint ventures, net	(758)	—
Proceeds from disposition of properties/land	5,040	14,924
Investment in development in progress	(11,409)	(33,490)
Investment in land held for development	(925)	(9,796)
Increase in deferred leasing costs	(5,122)	(4,562)

Net cash used in investing activities	(34,762)	(51,911)

FINANCING ACTIVITIES
Net proceeds from issuance of common shares	19,841	15,317
Proceeds from issuance of unsecured notes	3,683	—
Proceeds from mortgage loans	100	9,695
Repayments of mortgage loans	(1,892)	(1,896)
Proceeds from credit facility	202,000	40,000
Repayments on credit facility	(176,000)	(10,000)
Increase in deferred financing costs	(2,492)	—
Distributions paid on common shares	(45,806)	(43,430)
Distributions paid on preferred shares	—	(2,750)
Distributions paid on units	(6,189)	(5,032)

Net cash (used in) provided by financing activities	(6,755)	1,904

Increase in cash and cash equivalents	18,769	2,810
Cash and cash equivalents at beginning of year	11,071	19,390

Cash and cash equivalents at end of year	$29,840	$22,200

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Write-off of fully depreciated property and deferred costs	$3,962	$649
Acquisition of properties	(870)	—
Assumption of mortgage loans	870	—

See accompanying notes.

LIBERTY PROPERTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2003

Note 1:	Basis of Presentation

      The accompanying unaudited consolidated financial statements of Liberty Property Trust (the “Trust”) and its subsidiaries, including Liberty Property Limited Partnership (the “Operating Partnership”) (the Trust, Operating Partnership and their respective subsidiaries referred to collectively as the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of the Trust and the Operating Partnership for the year ended December 31, 2002. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial statements for these interim periods have been included. The results of interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. Certain amounts from prior periods have been reclassified to conform to current period presentation.

Income Per Share

      The following table sets forth the computation of basic and diluted income per common share for the three months ended March 31, 2003 and 2002 (in thousands except per share amounts):

	For the Three Months Ended March 31, 2003			For the Three Months Ended March 31, 2002

		Weighted			Weighted	Per
	Income	Average Shares	Per Share	Income	Average Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net income	$41,587			$42,200
Less: Preferred share distributions	—			(2,750)

Basic income per common share
Income available to common shareholders	41,587	76,814	$.54	39,450	73,899	$.53

Dilutive shares for long-term compensation plans	—	1,037		—	1,204

Diluted income per common share
Income available to common shareholders and assumed conversions	$41,587	77,851	$.53	$39,450	75,103	$.53

Stock Based Compensation

      At March 31, 2003, the Company had a share-based employee compensation plan. Prior to 2003, the Company accounted for the plan under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No share-based employee compensation cost is reflected in 2002 net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common share on the date of grant. Effective January 1, 2003, the Company adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, prospectively to all employee awards granted, modified, or settled after January 1, 2003. Option awards under the Company’s plan vest over three years. Therefore, the cost related to share-based employee compensation included in the determination of net income for 2002 and 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original

LIBERTY PROPERTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

effective date of Statement 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Three Months Ended
	March 31,

	2003	2002

	(In thousands)
Income available to common shareholders	$41,587	$39,450
Add: Share-based employee compensation expense included in reported net income	9	—
Deduct: Total share-based employee compensation expense determined under fair value based method for all awards	(500)	(462)

Pro forma net income	$41,096	$38,988

Earnings per share:
Basic — as reported	$.54	$.53
Basic — pro forma	$.54	$.53
Diluted — as reported	$.53	$.53
Diluted — pro forma	$.53	$.52

Note 2:	Organization

      The Trust is a self-administered and self-managed Maryland real estate investment trust (a “REIT”). Substantially all of the Trust’s assets are owned directly or indirectly, and substantially all of the Trust’s operations are conducted directly or indirectly, by the Operating Partnership. The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 95.5% of the common equity of the Operating Partnership at March 31, 2003. The Company provides leasing, property management, development, acquisition, and other tenant-related services for a portfolio of industrial and office properties which are located principally within the Southeastern, Mid-Atlantic and Midwestern United States.

Note 3:     Segment Information

      The Company reviews the performance of the portfolio on a geographical basis. The following regions are considered the Company’s reportable segments: Southeastern Pennsylvania; New Jersey; Lehigh Valley, Pennsylvania; Virginia; the Carolinas; Jacksonville, Florida; Minneapolis, Minnesota; Detroit, Michigan; and all others combined (including Maryland; Tampa, Florida; South Florida; and the United Kingdom). The Company’s reportable segments are distinct business units which are each managed separately in order to concentrate market knowledge within a geographical area. Within these reportable segments, the Company derives its revenues from its two product types: industrial properties and office properties.

      The Company evaluates the performance of the reportable segments based on property level operating income, which is calculated as rental revenue and operating expense reimbursement less rental property

LIBERTY PROPERTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expenses and real estate taxes. The accounting policies of the reportable segments are the same as those for the Company on a consolidated basis. The operating information by segment is as follows (in thousands):

	For the Three Months Ended March 31, 2003

	SE Pennsyl.	New Jersey	Lehigh Valley	Virginia	The Carolinas	Jacksonville	Minnesota	Michigan	All Others	Total

Real estate related revenues	$54,126	$8,722	$15,094	$12,640	$8,873	$12,092	$12,536	$16,021	$17,362	$157,466
Rental property expenses and real estate taxes	15,509	3,325	4,390	3,440	2,521	3,284	4,675	5,017	5,113	47,274

Property level operating income	$38,617	$5,397	$10,704	$9,200	$6,352	$8,808	$7,861	$11,004	$12,249	110,192

Other income/expenses, net										63,771

Income before property dispositions and minority interest										46,421
Gain on disposition of properties										598
Minority interest										(5,607)
Discontinued operations net of minority interest										175

Income available to common shareholders										$41,587

	For the Three Months Ended March 31, 2002

	SE Pennsyl.	New Jersey	Lehigh Valley	Virginia	The Carolinas	Jacksonville	Minnesota	Michigan	All Others	Total

Real estate related revenues	$44,965	$11,539	$14,637	$12,430	$9,029	$11,308	$12,354	$15,030	$14,633	$145,925
Rental property expenses and real estate taxes	12,788	3,690	3,248	3,165	2,717	2,615	4,527	4,852	4,246	41,848

Property level operating income	$32,177	$7,849	$11,389	$9,265	$6,312	$8,693	$7,827	$10,178	$10,387	104,077

Other income/expenses, net										58,546

Income before property dispositions and minority interest										45,531
Loss on disposition of properties										(518)
Minority interest										(4,642)
Discontinued operations net of minority interest										1,829
Preferred share distributions										(2,750)

Income available to common shareholders										$39,450

Note 4:	SFAS No. 144, “Accounting For The Impairment Or Disposal Of Long-Lived Assets”

      In accordance with SFAS No. 144 which the Company adopted on January 1, 2002, net income and gain/(loss) on the disposition of real estate for properties sold subsequent to December 31, 2001 are reflected in the consolidated statements of operations as discontinued operations. The proceeds from the disposition of properties for the quarters ended March 31, 2003 and 2002 were $3.7 million and $12.8 million, respectively.

LIBERTY PROPERTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Below is a summary of the results of operations of the properties disposed of through the respective disposition dates (in thousands):

	Three Months Ended

	March 31,	March 31,
	2003	2002

Revenues	$48	$1,104
Operating expenses	(4)	(144)
Interest expense	(15)	(195)
Depreciation and amortization	(9)	(233)

Income from operations	$20	$532

      Gain or loss on disposition on sales of land and development properties continue to be reflected as a component of income from continuing operations.

Note 5:     Credit Facility

      During the three months ended March 31, 2003, the Company replaced its unsecured revolving credit facility with a new facility which matures in January 2006. Capacity under the facility was reduced from $450 million to $350 million. Based on the Company’s present ratings, borrowings under the facility are priced at LIBOR plus 70 basis points reduced from LIBOR plus 105 basis points for the facility prior to its renewal.

Note 6:	Impact of Recently Issued Accounting Standards

      In January 2003, the FASB issued Financial Interpretation No. 46 (“FIN No. 46”), “Consolidation of Variable Interest Entities.” The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003 and applies to existing variable interest entities in the first fiscal year or interim period beginning after June 15, 2003. FIN No. 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. It is likely that Rouse Kent Limited (“RKL”) will be consolidated into the Company’s financial statements either through the exercise of the Company’s option to buy, or through the adoption of the provisions of FIN No. 46. RKL is a full service real estate development company which, together with its affiliates, owns six properties comprising 210,000 leasable square feet. The Company does not expect its financial position or results of operations to be materially affected by this potential consolidation.

CONSOLIDATED BALANCE SHEETS OF

LIBERTY PROPERTY LIMITED PARTNERSHIP

(In thousands)

	Three Months Ended

	March 31,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Real estate:
Land and land improvements	$525,896	$504,808
Buildings and improvements	3,129,640	3,048,676
Less accumulated depreciation	(509,438)	(485,206)

Operating real estate	3,146,098	3,068,278
Development in progress	90,100	163,379
Land held for development	164,661	163,142

Net real estate	3,400,859	3,394,799
Cash and cash equivalents	29,840	11,071
Accounts receivable	14,479	14,349
Deferred financing and leasing costs, net of accumulated amortization (2003, $77,659; 2002, $75,833)	80,196	71,544
Investment in unconsolidated joint ventures	16,163	14,963
Prepaid expenses and other assets	124,303	120,335

Total assets	$3,665,840	$3,627,061

LIABILITIES
Mortgage loans	$314,341	$315,263
Unsecured notes	1,428,739	1,418,924
Credit facility	158,000	132,000
Accounts payable	27,520	24,116
Accrued interest	19,958	32,571
Distribution payable	48,488	48,040
Other liabilities	93,746	96,119

Total liabilities	2,090,792	2,067,033
Minority interest	6,758	7,054
OWNERS’ EQUITY
General partner’s equity — common units	1,368,056	1,351,589
Limited partners’ equity — preferred units	135,471	135,471
— common units	64,763	65,914

Total owners’ equity	1,568,290	1,552,974

Total liabilities and owners’ equity	$3,665,840	$3,627,061

See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS OF

LIBERTY PROPERTY LIMITED PARTNERSHIP

(Unaudited and in thousands)

	Three Months Ended

	March 31, 2003	March 31, 2002

REVENUE
Rental	$113,391	$105,821
Operating expense reimbursement	44,075	40,104
Equity in earnings of unconsolidated joint ventures	442	—
Interest and other	1,847	1,550

Total revenue	159,755	147,475

EXPENSES
Rental property	32,420	27,506
Real estate taxes	14,854	14,342
Interest expense	30,607	27,862
General and administrative	6,433	5,961
Depreciation and amortization	29,020	26,273

Total expenses	113,334	101,944

Income before property dispositions and minority interest	46,421	45,531
Gain (loss) on property dispositions	598	(518)
Minority interest	(518)	—

Income from continuing operations	46,501	45,013
Discontinued operations (including net gain on property dispositions of $163 for the quarter ended March 31, 2003 and $1,389 for the quarter ended March 31, 2002)	183	1,921

Net income	46,684	46,934
Preferred unit distributions	(3,104)	(5,403)

Income available to common unitholders	$43,580	$41,531

Earnings per common unit:
Basic:
Income from continuing operations	$.54	$.51
Income from discontinued operations	.00	.02

Income per common unit — basic	$.54	$.53

Diluted:
Income from continuing operations	$.53	$.51
Income from discontinued operations	.00	.02

Income per common unit — diluted	$.53	$.53

Weighted average number of common units outstanding
Basic	80,525	77,819
Diluted	81,562	79,023

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS OF

LIBERTY PROPERTY LIMITED PARTNERSHIP

(Unaudited and in thousands)

	Three Months Ended

	March 31, 2003	March 31, 2002

OPERATING ACTIVITIES
Net income	$46,684	$46,934
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,029	26,506
Amortization of deferred financing costs	913	908
Equity in earnings of unconsolidated joint ventures	(442)	—
Minority interest in net income	518	—
Gain on property dispositions	(761)	(871)
Noncash compensation	419	1,188
Changes in operating assets and liabilities:
Accounts receivable	(130)	(6,273)
Prepaid expenses and other assets	(4,362)	(4,362)
Accounts payable	3,404	(742)
Accrued interest	(12,613)	(12,117)
Other liabilities	(2,373)	1,646

Net cash provided by operating activities	60,286	52,817

INVESTING ACTIVITIES
Investment in properties	(21,588)	(18,987)
Investment in unconsolidated joint ventures, net	(758)	—
Proceeds from disposition of properties/land	5,040	14,924
Investment in development in progress	(11,409)	(33,490)
Increase in land held for development	(925)	(9,796)
Increase in deferred leasing costs	(5,122)	(4,562)

Net cash used in investing activities	(34,762)	(51,911)

FINANCING ACTIVITIES
Proceeds from issuance of unsecured notes	3,683	—
Proceeds from mortgage loans	100	9,695
Repayments of mortgage loans	(1,892)	(1,896)
Proceeds from credit facility	202,000	40,000
Repayments on credit facility	(176,000)	(10,000)
Increase in deferred financing costs	(2,492)	—
Capital contributions	19,841	15,317
Distributions to partners	(51,995)	(51,212)

Net cash (used in) provided by financing activities	(6,755)	1,904

Increase in cash and cash equivalents	18,769	2,810
Cash and cash equivalents at beginning of year	11,071	19,390

Cash and cash equivalents at end of year	$29,840	$22,200

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Write-off of fully depreciated property and deferred costs	$3,962	$649
Acquisition of properties	(870)	—
Assumption of mortgage loans	870	—

See accompanying notes.

LIBERTY PROPERTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)
March 31, 2003

Note 1:	Basis of Presentation

      The accompanying unaudited consolidated financial statements of Liberty Property Limited Partnership (the “Operating Partnership”) and its direct and indirect subsidiaries, have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of the Trust and the Operating Partnership for the year ended December 31, 2002. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial statements for these interim periods have been included. The results of interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. Certain amounts from prior periods have been reclassified to conform to current period presentation.

Income Per Unit

      The following table sets forth the computation of basic and diluted income per common unitholder for the three months ended March 31, 2003 and 2002 (in thousands except per unit amounts):

	For the Three Months Ended March 31, 2003			For the Three Months Ended March 31, 2002

		Weighted			Weighted
		Average			Average
	Income	Units	Per Unit	Income	Units	Per Unit
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net income	$46,684			$46,934
Less: Preferred unit distributions	(3,104)			(5,403)

Basic income per common unit
Income available to common unitholders	43,580	80,525	$.54	41,531	77,819	$.53

Dilutive shares for long-term compensation plans	—	1,037		—	1,204

Diluted income per common unit
Income available to common unitholders	$43,580	81,562	$.53	$41,531	79,023	$.53

Note 2:	Organization

      Liberty Property Trust (the “Trust”), the general partner of Liberty Property Limited Partnership, is a self-administered and self-managed Maryland real estate investment trust (a “REIT”). Substantially all of the Trust’s assets are owned directly or indirectly, and substantially all of the Trust’s operations are conducted directly or indirectly, by the Operating Partnership (the Trust, Operating Partnership and their respective subsidiaries, referred to collectively as, the “Company”). The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 95.5% of the common equity of the Operating Partnership at March 31, 2003. The Company provides leasing, property management, development, acquisition, and other tenant-related services for a portfolio of industrial and office properties which are located principally within the Southeastern, Mid-Atlantic and Midwestern United States.

LIBERTY PROPERTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3:	Segment Information

      The Company reviews the performance of the portfolio on a geographical basis. The following regions are considered the Company’s reportable segments: Southeastern Pennsylvania; New Jersey; Lehigh Valley, Pennsylvania; Virginia; the Carolinas; Jacksonville, Florida; Minneapolis, Minnesota; Detroit, Michigan; and all others combined (including Maryland; Tampa, Florida; South Florida; and the United Kingdom). The Company’s reportable segments are distinct business units which are each managed separately in order to concentrate market knowledge within a geographical area. Within these reportable segments, the Company derives its revenues from its two product types: industrial properties and office properties.

      The Company evaluates the performance of the reportable segments based on property level operating income, which is calculated as rental revenue and operating expense reimbursement less rental property expenses and real estate taxes. The accounting policies of the reportable segments are the same as those for the Company on a consolidated basis. The operating information by segment is as follows (in thousands):

	For the Three Months Ended March 31, 2003

	SE Pennsyl.	New Jersey	Lehigh Valley	Virginia	The Carolinas	Jacksonville	Minnesota	Michigan	All Others	Total

Real estate related revenues	$54,126	$8,722	$15,094	$12,640	$8,873	$12,092	$12,536	$16,021	$17,362	$157,466
Rental property expenses and real estate taxes	15,509	3,325	4,390	3,440	2,521	3,284	4,675	5,017	5,113	47,274

Property level operating income	$38,617	$5,397	$10,704	$9,200	$6,352	$8,808	$7,861	$11,004	$12,249	110,192

Other income/expenses, net										63,771

Income before property dispositions and minority interest										46,421
Gain on disposition of properties										598
Minority interest										(518)
Discontinued operations										183
Preferred unit distributions										(3,104)

Net income available to common unitholders										$43,580

LIBERTY PROPERTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Three Months Ended March 31, 2002

	SE Pennsyl.	New Jersey	Lehigh Valley	Virginia	The Carolinas	Jacksonville	Minnesota	Michigan	All Others	Total

Real estate related revenues	$44,965	$11,539	$14,637	$12,430	$9,029	$11,308	$12,354	$15,030	$14,633	$145,925
Rental property expenses and real estate taxes	12,788	3,690	3,248	3,165	2,717	2,615	4,527	4,852	4,246	41,848

Property level operating income	$32,177	$7,849	$11,389	$9,265	$6,312	$8,693	$7,827	$10,178	$10,387	104,077

Other income/expenses, net										58,546

Income before property dispositions and minority interest										45,531
Loss on disposition of properties										(518)
Minority interest										—
Discontinued operations net of minority interest										1,921
Preferred unit distributions										(5,403)

Net Income available to common unitholders										$41,531

Note 4:	SFAS No. 144, “Accounting For The Impairment Or Disposal Of Long-Lived Assets”

      In accordance with SFAS No. 144 which the Company adopted on January 1, 2002, net income and gain/(loss) on the disposition of real estate for properties sold subsequent to December 31, 2001 are reflected in the consolidated statements of operations as discontinued operations. The proceeds from the disposition of properties for the quarter ended March 31, 2003 and 2002 were $3.7 million, and $12.8 million, respectively. Below is a summary of the results of operations of the properties disposed of through the respective disposition dates (in thousands):

	Three Months Ended

	March 31,	March 31,
	2003	2002

Revenues	$48	$1,104
Operating expenses	(4)	(144)
Interest expense	(15)	(195)
Depreciation and amortization	(9)	(233)

Income from operations	$20	$532

      Gain or loss on disposition on sales of land and development properties continues to be reflected as a component of income from continuing operations.

LIBERTY PROPERTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5:	Credit Facility

      During the three months ended March 31, 2003, the Company replaced its unsecured revolving credit facility with a new facility which matures in January 2006. Capacity under the facility was reduced from $450 million to $350 million. Based on the Company’s present ratings, borrowings under the facility are priced at LIBOR plus 70 basis points reduced from LIBOR plus 105 basis points for the facility prior to its renewal.

Note 6:	Impact of Recently Issued Accounting Standards

      In January 2003, the FASB issued Financial Interpretation No. 46 (“FIN No. 46”), “Consolidation of Variable Interest Entities.” The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003 and applies to existing variable interest entities in the first fiscal year or interim period beginning after June 15, 2003. FIN No. 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. It is likely that Rouse Kent Limited (“RKL”) will be consolidated into the Company’s financial statements either through the exercise of the Company’s option to buy, or through the adoption of the provisions of FIN No. 46. RKL is a full service real estate development company which, together with its affiliates, owns six properties comprising 210,000 leaseable square feet. The Company does not expect its financial position or results of operations to be materially affected by this potential consolidation.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      The Company owns and operates office and industrial real estate. As of March 31, 2003, the Company’s portfolio consisted of 659 industrial and office properties (the “Properties in Operation”) totaling approximately 51.8 million square feet. In addition, the Company had six properties under development (the “Properties under Development” and, together with the Properties in Operation, the “Properties”) and owned 980 acres of land, substantially all of which is zoned for commercial use.

      The Company focuses on creating value for shareholders and increasing profitability and cash flow. With respect to its Properties in Operation, the Company endeavors to maintain high occupancy levels while increasing rental rates. The Company pursues development opportunities that it believes will create value and yield high returns. The Company also acquires properties that it believes will create long-term value, and disposes of Properties that no longer fit within the Company’s strategic objectives or in situations where it can optimize cash proceeds. The Company’s operating results depend primarily upon income from rental operations and are substantially influenced by rental demand for the Properties in Operation.

      In 2002 and the first quarter of 2003, the continued general slowdown in the economy negatively affected occupancy rates. Additionally, the imbalance between supply of and demand for rental properties resulted in a decline in market rental rates. Although the Company has realized increases on some renewal and replacement leases, the negative occupancy and rental rate trend has been continuing for several quarters and as a result, property level operating income from the “Same Store” group of properties, exclusive of termination fees, has decreased. Additionally, tenant improvement and lease transaction costs on renewal and replacement leases have increased.

      The continued economic slowdown has also limited the Company’s ability to achieve growth in operating income from its development activity. The decline in demand for real estate has reduced the amount of development the Company is undertaking. The size of the development pipeline has continued to decrease as speculative development has been significantly reduced and build-to-suit activity has declined.

      As noted above, the Company also seeks to acquire and dispose of Properties in appropriate circumstances. The Company anticipates that it will continue to pursue select acquisition and disposition opportunities during 2003.

      The composition of the Company’s Properties in Operation as of March 31, 2003 and 2002 is as follows (in thousands, except dollars and percentages):

	Net Rent				Percent of Total		Percent
	Per Square Foot		Total Square Feet		Square Feet		Occupied
	March 31,		March 31,		March 31,		March 31,

Type	2003	2002	2003	2002	2003	2002	2003	2002

Industrial — Distribution	$4.52	$4.52	20,619	21,206	39.8%	42.3%	88.0%	97.7%
Industrial — Flex	$8.82	$8.79	13,469	12,866	26.0%	25.7%	90.4%	90.4%
Office	$14.23	$13.95	17,674	16,084	34.2%	32.0%	89.0%	91.6%

	$8.98	$8.53	51,762	50,156	100.0%	100.0%	89.0%	93.9%

      Geographic segment data for the three months ended March 31, 2003 is included in Note 3 to the Liberty Property Trust and Liberty Property Limited Partnership financial statements.

Forward-Looking Statements

      When used throughout this report, the words “believes,” “anticipates,” and “expects” and similar expressions are intended to identify forward-looking statements. Such statements indicate that assumptions have been used that are subject to a number of risks and uncertainties which could cause actual financial results or management plans and objectives to differ materially from those projected or expressed herein, including: the effect of national and regional economic conditions; rental demand; the Company’s ability to identify and secure additional properties and sites that meet its criteria for acquisition or development; the availability and cost of capital; and the effect of prevailing market interest rates; and other risks described from time to time in the Company’s filings with the Securities and Exchange Commission. Given these uncertainties, readers are cautioned not to place undue reliance on such statements.

Critical Accounting Policies

      Refer to the Company’s 2002 Annual Report on Form 10-K for a discussion of critical account policies which include capitalized costs, allowances for doubtful accounts and impairment of real estate. During the three months ended March 31, 2003, there were no material changes to these policies.

Results of Operations

      The following discussion is based on the consolidated financial statements of the Company. It compares the results of operations of the Company for the three months ended March 31, 2003 with the results of operations of the Company for the three months ended March 31, 2002. As a result of the varying level of development, acquisition and disposition activities by the Company in 2003 and 2002, the overall operating results of the Company during such periods are not directly comparable. However, certain data, including the “Same Store” comparison, do lend themselves to direct comparison.

      This information should be read in conjunction with the accompanying consolidated financial statements and notes included elsewhere in this report.

Comparison of Three Months Ended March 31, 2003 to the Three Months Ended March 31, 2002

      Total revenue (principally rental revenue and operating expense reimbursement) increased to $159.8 million for the three months ended March 31, 2003 from $147.5 million for the three months ended March 31, 2002. This increase was primarily due to an increase in lease termination fees of approximately $6.1 million. The remaining increase resulted from the net increased investment in properties developed or acquired, net of dispositions during the years 2002 and 2003. The average gross investment in operating real estate owned for the three months ended March 31, 2003 was $3,604.5 million as compared to $3,370.9 million for the three months ended March 31, 2002.

      The operating expense recovery percentage (the ratio of operating expense reimbursement to rental property expenses and real estate taxes) decreased to 93.2% for the three months ended March 31, 2003 from 95.8% for the three months ended March 31, 2002, due to the decrease in average occupancy from period to period. Average occupancy for the three months ended March 31, 2003 was 89.8% as compared to 94.0% for the three months ended March 31, 2002.

      Rental property and real estate tax expenses increased to $47.3 million for the three months ended March 31, 2003 from $41.8 million for the three months ended March 31, 2002. This increase is due to the increase in the investment in Properties owned during the respective periods and because of the increased snow removal and utility costs relating to 2003’s severe winter.

      Property level operating income, exclusive of lease termination fees, for the “Same Store” properties (properties owned since January 1, 2002) decreased to $94.3 million for the three months ended March 31, 2003 from $99.1 million for the three months ended March 31, 2002, on a straight line basis (which recognizes rental revenue evenly over the life of the lease), and decreased to $92.3 million for the three months ended March 31, 2003 from $96.7 million for the three months ended March 31, 2002, on a cash basis. These decreases of 4.8% and 4.6%, respectively, are primarily due to decreases in occupancy. At March 31, 2003, the occupancy of the Same Store portfolio was 90.3% as compared to 94.1% at March 31, 2002.

      Set forth below is a schedule comparing the property level operating income, on a straight line basis and on a cash basis, for the Same Store properties for the three months ended March 31, 2003 and 2002 (in thousands):

	Straight Line Basis		Cash Basis

	Three Months Ended		Three Months Ended

	March 31,	March 31,	March 31,	March 31,
	2003	2002	2003	2002

Rental revenue	$97,611	$100,328	$95,590	$97,974
Operating expenses:
Rental property expense	31,059	26,407	31,059	26,407
Real estate taxes	13,303	13,033	13,303	13,033
Operating expense recovery	(41,070)	(38,186)	(41,070)	(38,186)

Unrecovered operating expenses	3,292	1,254	3,292	1,254

Property level operating income	$94,319	$99,074	$92,298	$96,720

      General and administrative expenses increased to $6.4 million for the three months ended March 31, 2003 from $6.0 million for the three months ended March 31, 2002. These increases are primarily due to an increase in costs related to the United Kingdom operations.

      Depreciation and amortization expenses increased to $29.0 million for the three months ended March 31, 2003 from $26.3 million for the three months ended March 31, 2002. This increase is due to the increase in the investment in Properties owned during the respective periods.

      Interest expense increased to $30.6 million for the three months ended March 31, 2003 from $27.9 million for the three months ended March 31, 2002. This increase is due to an increase in the average debt outstanding for the respective periods, which was $1,883.6 million in 2003 and $1,772.0 million in 2002. Interest expense also increased because less interest was capitalized for the first quarter of 2003 compared to 2002 due to the decrease in development in progress. These increases were partially offset by decreases in the weighted average interest rates for the periods, to 6.98% in 2003 from 7.23% in 2002.

      Costs directly related to the development of rental properties and land being readied for development are capitalized. Capitalized development costs include interest, salaries, property taxes, insurance and other directly identifiable costs during the period of development. Capitalized salaries and benefits historically represent approximately 1% of the cost of developed properties brought into service. These amounts are not included in general and administrative expenses as discussed above. Capitalized interest for the three months ended March 31, 2003 was $3.2 million as compared to $5.0 million for the three months ended March 31, 2002. Included in capitalized interest costs are the interest costs relating to the Company’s $59.3 million investment (as of March 31, 2003) in its proposed downtown Philadelphia office tower.

      Implementation of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” requires that the operating results for real estate sold after December 31, 2001 should be reflected as discontinued operations. Sales occurring before December 31, 2001, as well as sales of land and development properties, continue to be reflected as a component of income from continuing operations.

      In the three months ended March 31, 2003, the Company realized a net gain on property dispositions of $598,000, due to the sale of one parcel of land and additional proceeds from the sale of a property developed for sale in the United Kingdom with a joint venture partner, for an aggregate of $1.4 million. In the three months ended March 31, 2002, the Company realized a loss on property dispositions of $518,000 due to the sale of two parcels of land for an aggregate of $1.4 million.

      In accordance with SFAS No. 144, net income and gain/(loss) on dispositions of real estate for properties sold subsequent to December 31, 2001 are reflected in the consolidated statements of operations as discontinued operations for all periods presented. The decrease in income from discontinued operations of $1.7 million for the three months ended March 31, 2003, as compared to the same period in 2002, is primarily due to the larger gain on the disposition of the properties sold in the three months ended March 31, 2002 as compared to the three months ended March 31, 2003.

      As a result of the foregoing, the Company’s net income increased to $41.6 million for the three months ended March 31, 2003 from $39.5 million for the three months ended March 31, 2002.

Liquidity and Capital Resources

      As of March 31, 2003, the Company had cash and cash equivalents of $29.8 million including $3.7 million in cash held in escrow for the payment of real estate taxes.

      Net cash flow provided by operating activities increased to $60.3 million for the three months ended March 31, 2003 from $52.8 million for the three months ended March 31, 2002. This $7.5 million increase was primarily due to fluctuations in operating assets and liabilities during the respective periods. Net cash flow provided by operations is the primary source of liquidity to fund distributions to shareholders and for the recurring capital expenditures and leasing transaction costs for the Company’s Properties in Operation.

      Net cash used in investing activities decreased to $34.8 million for the three months ended March 31, 2003 from $51.9 million for the three months ended March 31, 2002. This decrease primarily resulted from a decrease in investment in development in progress and land held for development in 2003, which is consistent with the diminished opportunity to develop property due to the general slowdown in the economy. This decrease is partially offset by the reduced level of disposition activity during 2003.

      Net cash used in financing activities increased to $6.8 million for the three months ended March 31, 2003 as compared to cash provided by financing activities of $1.9 million for the three months ended March 31, 2002. This $8.7 million decrease was primarily due to costs incurred related to the restructuring of the Company’s credit facility as well as a reduced level of net borrowings under mortgage and unsecured notes obligations. Net cash provided by or used in financing activities includes proceeds from the issuance of equity and debt net of debt repayments and shareholder distributions. Cash provided by financing activities is a source of capital utilized by the Company to fund investment activities and the decrease in such funding activities for 2003 is consistent with the decrease in the level of the Company’s investment activities as described above.

      The Company believes that its undistributed cash flow from operations is adequate to fund its operating needs.

      The Company funds its development and acquisitions with long-term capital sources including proceeds from the disposition of Properties. For the year ended December 31, 2002, these activities were funded through a $450 million unsecured credit facility (the “$450 million Credit Facility”), which was replaced in January 2003, with the $350 million Credit Facility. The interest rate on borrowings under the $350 million Credit Facility fluctuates based upon ratings from Moody’s Investors Service, Inc. (“Moody’s”), Standard and Poor’s Ratings Group (“S&P”) and Fitch, Inc. (“Fitch”). The current ratings for the Company’s senior unsecured debt are Baa2, BBB and BBB from Moody’s, S&P and Fitch, respectively. At these ratings, the interest rate for borrowings under the $350 million Credit Facility is 70 basis points over LIBOR. The $350 million Credit Facility expires in January 2006.

      The Company uses debt financing to lower its overall cost of capital in an attempt to increase the return to shareholders. The Company staggers its debt maturities and maintains debt levels it considers to be prudent. In determining its debt levels, the Company considers various financial measures including the debt to gross assets ratio and the earnings to fixed charge coverage ratio. As of March 31, 2003 the Company’s debt to gross assets ratio was 45.5%, and the earnings to fixed charge coverage ratio was 2.9x. Debt to gross assets equals total long-term debt and borrowings under the $350 million Credit Facility divided by total assets plus accumulated depreciation. Earnings to fixed charges equals income before property dispositions and minority interest, including operating activity from discontinued operations, plus interest expense and depreciation and amortization divided by interest expense, including capitalized interest, plus distributions on preferred shares and units.

      As of March 31, 2003, $314.3 million in mortgage loans and $1,428.7 million in unsecured notes were outstanding with a weighted average interest rate of 7.4%. The interest rates on $1,719.5 million of mortgage loans and unsecured notes are fixed and range from 0% to 8.8%. Interest rates on $23.5 million of mortgage loans float with the base rate of the respective lending bank or a municipal bond index. The weighted average remaining term for the mortgage loans and unsecured notes is 6.4 years. The scheduled maturities of principal amortization of the Company’s mortgage loans, unsecured notes and borrowings under the $350 million Credit Facility and the related weighted average interest rates as of March 31, 2003 are as follows (in thousands, except percentages):

	Mortgages
						Weighted
	Principal	Principal	Unsecured	Credit		Average
	Amortization	Maturities	Notes	Facility	Total	Interest Rate

2003 (9 months)	$5,774	$3,840	$73,739	$—	$83,353	7.2%
2004	8,176	33,258	100,000	—	141,434	7.0%
2005	7,099	115,039	—	—	122,138	7.6%
2006	5,010	30,098	100,000	158,000	293,108	4.4%
2007	4,552	—	100,000	—	104,552	7.3%
2008	4,248	29,268	—	—	33,516	7.2%
2009	2,015	42,119	270,000	—	314,134	7.8%
2010	1,348	—	200,000	—	201,348	8.5%
2011	1,098	3,533	250,000	—	254,631	7.3%
2012	192	17,674	235,000	—	252,866	6.5%
2018	—	—	100,000	—	100,000	7.5%

	$39,512	$274,829	$1,428,739	$158,000	$1,901,080	6.9%

      For the remainder of 2003, $73.7 million principal amount of 7.2% unsecured debt will mature. The Company anticipates that it will refinance or retire these maturities through its available sources of capital.

General

      The Company has continued to pursue development and acquisition opportunities and the strategic disposition of certain properties. In addition, the Company has continued to focus on the performance of the Same Store portfolio. The Company attempts to outperform in its markets by maintaining higher than market occupancy levels and obtaining higher than market rental rates.

      The expiring square feet and annual net rent by year for the Properties in Operation as of March 31, 2003 are as follows (in thousands):

	Industrial —
	Distribution		Industrial — Flex		Office		Total

	Square	Annual	Square	Annual	Square	Annual	Square	Annual
Year	Feet	Net Rent	Feet	Net Rent	Feet	Net Rent	Feet	Net Rent

2003 (9 months)	1,354	$5,926	1,730	$14,626	1,585	$20,460	4,669	$41,012
2004	2,059	10,232	2,078	17,622	1,829	27,378	5,966	55,232
2005	2,092	11,454	1,781	15,818	2,936	41,803	6,809	69,075
2006	2,161	9,485	1,858	19,877	1,131	16,875	5,150	46,237
2007	2,468	11,276	1,280	12,470	1,722	26,688	5,470	50,434
2008	1,782	8,280	1,570	15,779	1,891	28,698	5,243	52,757
Thereafter	6,223	35,212	1,883	20,692	4,637	84,623	12,743	140,527

Total	18,139	$91,865	12,180	$116,884	15,731	$246,525	46,050	$455,274

      The Company believes that its existing sources of capital will provide sufficient funds to finance its continued development and acquisition activities. The scheduled deliveries of the 822,000 square feet of Properties under Development as of March 31, 2003 are as follows (in thousands, except percentages):

	Square Feet				Percent
					Leased
	Industrial —	Industrial —			March 31,	Total
Scheduled In-Service Date	Distribution	Flex	Office	Total	2003	Investment

2nd Quarter 2003	—	—	252	252	85.3%	$60,262
3rd Quarter 2003	134	—	68	202	66.5%	41,363
1st Quarter 2004	262	75	—	337	100.0%	14,934
3rd Quarter 2004	—	—	31	31	42.9%	4,869

Total	396	75	351	822	85.1%	$121,428

      The Company’s existing sources of capital include the public debt and equity markets, proceeds from Property dispositions and net cash provided by operating activities. Additionally, the Company expects to incur variable rate debt, including borrowings under the $350 million Credit Facility from time to time.

      The Board of Trustees has authorized a share repurchase program under which the Company may purchase up to $100 million of the Company’s Common Shares, preferred shares or convertible debentures. Through March 31, 2003, the Company purchased 59,100 Common Shares and purchased convertible debentures exchangeable into 877,950 Common Shares. The total cost for the purchase of the Common Shares and convertible debentures was approximately $21.9 million. The convertible debentures expired in 2001.

      The Company has an effective S-3 shelf registration statement on file with the Securities and Exchange Commission (the “Shelf Registration Statement”). As of May 7, 2003, pursuant to the Shelf Registration Statement, the Trust had the capacity to issue up to $688.4 million in equity securities and the Operating Partnership had the capacity to issue up to $324.3 million in debt securities.

Related Party Transactions

      Pursuant to agreements, the Company provides management services with respect to RKL (see Note 6 to the Liberty Property Trust and Liberty Property Limited Partnership financial statements), which is currently owned by certain affiliates of the Company. For the three months ended March 31, 2003, the fees for these services were $150,000. The Company pays a fee to RKL for management services which it provides for the Company’s properties owned in the United Kingdom. For the three months ended March 31, 2003, the fees for these services were $119,000. The Company had accounts receivable and loans receivable from RKL and affiliates with balances of $987,000 and $25.0 million, respectively, as of March 31, 2003. The Company recognized interest income on notes receivable from RKL of $853,000 for the three months ended March 31, 2003. The Company has the option to purchase this affiliate for nominal consideration. It is likely that RKL will be consolidated into the Company’s financial statements either through exercise of the option to buy, or through the adoption of FIN No. 46, as defined in Note 6 of the Company’s financial statements. The Company does not expect its financial position or results of operations to be materially affected by this potential consolidation.

Investment in Unconsolidated Joint Ventures

      In 2002 the Company partnered with the Public Employees’ Retirement Association of Colorado on a $123 million joint venture consisting of the Company’s southern New Jersey industrial portfolio. The Company sold or contributed 28 distribution Properties totaling approximately 3.1 million leasable square feet and approximately 43 acres of developable land. The Company retained a 25% ownership interest in the venture, and realized proceeds of approximately $109 million from the transaction. The Company will receive development, leasing and property management fees, and may receive a promoted interest if certain return thresholds are met. The venture is financed with approximately 60% leverage.

Calculation of Funds from Operations

      Management generally considers Funds from operations (as defined below) a useful financial performance measure of the operating performance of an equity REIT. Funds from operations is defined by NAREIT as net income (computed in accordance with generally accepted accounting principles (“GAAP”)), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Funds from operations does not represent net income or cash flows from operations as defined by GAAP and does not necessarily indicate that cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income as an indicator of the Company’s operating performance or to cash flows as a measure of liquidity. Funds from operations also does not represent cash flows generated from operating, investing or financing activities as defined by GAAP. Funds from operations for the three months ended March 31, 2003 and 2002 are as follows:

	Three Months Ended

	March 31,	March 31,
	2003	2002

	(In thousands)
Income available to common shareholders	$41,587	$39,450
Adjustments:
Minority interest less preferred unit distributions	1,993	2,081
Depreciation and amortization	28,463	26,078
Depreciation and amortization of unconsolidated joint ventures	166	—
Gain on disposition of properties	(178)	(871)

Funds from operations	$72,031	$66,738

Inflation

      Inflation has remained relatively low during the last three years, and as a result, it has not had a significant impact on the Company during this period. The $350 million Credit Facility bears interest at a variable rate; therefore, the amount of interest payable under the $350 million Credit Facility will be influenced by changes in short-term interest rates, which tend to be sensitive to inflation. To the extent an increase in inflation would result in increased operating costs, such as in insurance, real estate taxes and utilities, substantially all of the tenants’ leases require the tenants to absorb these costs as part of their rental obligations. In addition, inflation also may have the effect of increasing market rental rates.

Item 3:	Quantitative and Qualitative Disclosures about Market Risk

      There have been no material changes to the Company’s exposure to market risk since its Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4:	Controls and Procedures

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

Changes in Internal Controls

      There are no significant changes in internal controls or other factors that could significantly affect our internal controls subsequent to the date of our evaluation.

PART II:     OTHER INFORMATION

Item 1.	Legal Proceedings

      None.

Item 2.	Changes in Securities and Use of Proceeds

      None.

Item 3.	Defaults upon Senior Securities

      None.

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

Item 5.	Other Information

      None.

Item 6.	Exhibits and Reports on Form 8-K

      a.     Exhibits

10.1	Credit Agreement, dated as of January 16, 2003, by and among the Operating Partnership, the Trust, certain affiliated co-borrowers, the Banks named therein and Fleet National Bank, as agent for itself and the other lending institutions. (Incorporated by reference to Exhibit 10.10 filed with the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2002).
10.2	Multi-Currency Credit Agreement, dated as of January 16, 2003, by and among the Operating Partnership, the Trust, certain affiliated co-borrowers, the Banks named therein and Fleet National Bank, as agent for itself and the other lending institutions. (Incorporated by reference to Exhibit 10.1 filed with the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2002).
99.1*	Certification of the Chief Executive Officer of Liberty Property Trust pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2*	Certification of the Chief Financial Officer of Liberty Property Trust pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.3*	Certification of the Chief Executive Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.4*	Certification of the Chief Financial Officer of Liberty Property Trust, in its capacity as of the general partner of Liberty Property Limited Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

      b.     Reports of Form 8-K

      During the quarter ended March 31, 2003 the Registrant filed the following Current Reports on Form 8-K:

1.	Current Report on Form 8-K dated January 14, 2003 reporting Items 5 and 7 containing as Exhibits the Underwriting Agreement dated January 10, 2003 among the Registrants and the Underwriters (as defined therein) and a Statement Re: Computation of Ratio of Earnings to Fixed Charges.

2.	Current Report on Form 8-K dated February 11, 2003 reporting items 7 and 9 and containing as an Exhibit the Press Release dated February 10, 2003 issued by Liberty Property Trust and Liberty Property Limited Partnership.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY PROPERTY TRUST

/s/ WILLIAM P. HANKOWSKY

William P. Hankowsky
President and Chief Executive Officer

Date: May 7, 2003

/s/ GEORGE J. ALBURGER, JR.

George J. Alburger, Jr.
Executive Vice President and Chief Financial Officer

Date: May 7, 2003

CERTIFICATION

I, William P. Hankowsky, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Liberty Property Trust;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ WILLIAM P. HANKOWSKY

William P. Hankowsky
President and Chief Executive Officer

Date: May 7, 2003

CERTIFICATION

I, George J. Alburger, Jr., certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Liberty Property Trust;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ GEORGE J. ALBURGER, JR.

George J. Alburger, Jr.
Executive Vice President and Chief Financial Officer

Date: May 7, 2003

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY PROPERTY LIMITED PARTNERSHIP

By:	LIBERTY PROPERTY TRUST

General Partner

/s/ WILLIAM P. HANKOWSKY

William P. Hankowsky
President and Chief Executive Officer

Date: May 7, 2003

/s/ GEORGE J. ALBURGER, JR.

George J. Alburger, Jr.
Executive Vice President and Chief Financial Officer

Date: May 7, 2003

CERTIFICATION

I, William P. Hankowsky, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Liberty Property Limited Partnership;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ WILLIAM P. HANKOWSKY

William P. Hankowsky
President and Chief Executive Officer of
Liberty Property Trust, its sole general partner

Date: May 7, 2003

CERTIFICATION

I, George J. Alburger, Jr., certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Liberty Property Limited Partnership;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ GEORGE J. ALBURGER, JR.

George J. Alburger, Jr.
Executive Vice President and Chief Financial Officer of Liberty Property Trust,
its sole general partner

Date: May 7, 2003

EXHIBIT INDEX

Exhibit
No.	Description

99.1	Certification of the Chief Executive Officer of Liberty Property Trust pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of the Chief Financial Officer of Liberty Property Trust pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.3	Certification of the Chief Executive Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.4	Certification of the Chief Financial Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.