Form 10-Q
period 2004-09-30
LIBERTY PROPERTY LIMITED PARTNERSHIP; LIBERTY PROPERTY TRUST
filed 2004-11-08
CIK 921113, 921112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file numbers:	1-13130 (Liberty Property Trust)
1-13132 (Liberty Property Limited Partnership)

LIBERTY PROPERTY TRUST
LIBERTY PROPERTY LIMITED PARTNERSHIP

(Exact name of registrants as specified in their governing documents)

MARYLAND (Liberty Property Trust)	23-7768996
PENNSYLVANIA (Liberty Property Limited Partnership)	23-2766549

(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)

500 Chesterfield Parkway
Malvern, Pennsylvania	19355

(Address of Principal Executive Offices)	(Zip Code)

Registrants’ Telephone Number, Including Area Code	(610) 648-1700

65 Valley Stream Parkway, Suite 100, Malvern, Pennsylvania, 19355

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrants were required to file such reports) and (2) have been subject to such filing requirements for the past ninety (90) days.

          Yes [X] NO [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

          Yes [X] NO [   ]

On October 28, 2004, 85,635,541 Common Shares of Beneficial Interest, par value $.001 per share, of Liberty Property Trust were outstanding.

Liberty Property Trust/Liberty Property Limited Partnership
Form 10-Q for the quarter ended September 30, 2004

Index		Page

Part I.	Financial Information

Item 1.	Financial Statements (unaudited)

	Consolidated balance sheets of Liberty Property Trust at September 30, 2004 and December 31, 2003	3

	Consolidated statements of operations of Liberty Property Trust for the three months ended September 30, 2004 and September 30, 2003	4

	Consolidated statements of operations of Liberty Property Trust for the nine months ended September 30, 2004 and September 30, 2003	5

	Consolidated statements of cash flows of Liberty Property Trust for the nine months ended September 30, 2004 and September 30, 2003	6

	Notes to Consolidated Financial Statements of Liberty Property Trust	7

	Consolidated balance sheets of Liberty Property Limited Partnership at September 30, 2004 and December 31, 2003	13

	Consolidated statements of operations of Liberty Property Limited Partnership for the three months ended September 30, 2004 and September 30, 2003	14

	Consolidated statements of operations of Liberty Property Limited Partnership for the nine months ended September 30, 2004 and September 30, 2003	15

	Consolidated statements of cash flows of Liberty Property Limited Partnership for the nine months ended September 30, 2004 and September 30, 2003	16

	Notes to Consolidated Financial Statements of Liberty Property Limited Partnership	17

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	30

Item 4.	Controls and Procedures	30

Part II.	Other Information	31

Signatures for Liberty Property Trust		33

Signatures for Liberty Property Limited Partnership		34

Exhibit Index		35
Seventh Supplemental Indenture, dated August 10, 2004
Certifications of the Chief Executive Officer
Certifications of the Chief Financial Officer
Certifications of the Chief Executive Officer
Certifications of the Chief Financial Officer
Certifications of the Chief Executive Officer, Rule 13a-14(b)
Certifications of the Chief Financial Officer, Rule 13a-14(b)
Certifications of the Chief Executive Officer, Rule 13a-14(b)
Certifications of the Chief Financial Officer, Rule 13a-14(b)

CONSOLIDATED BALANCE SHEETS OF LIBERTY PROPERTY TRUST
(In thousands, except share amounts)

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Real estate:
Land and land improvements	$605,394	$564,332
Building and improvements	3,548,695	3,359,996
Less accumulated depreciation	(668,823)	(586,736)

Operating real estate	3,485,266	3,337,592

Development in progress	82,263	56,869
Land held for development	170,390	162,483

Net real estate	3,737,919	3,556,944

Cash and cash equivalents	21,775	21,809
Restricted cash	21,803	15,292
Accounts receivable	19,688	14,508
Deferred rent receivable	66,278	58,015
Deferred financing and leasing costs, net of accumulated amortization (2004, $100,461; 2003, $89,650)	106,600	98,506
Investments in unconsolidated joint ventures	23,348	19,631
Prepaid expenses and other assets	66,474	49,303

Total assets	$4,063,885	$3,834,008

LIABILITIES
Mortgage loans	$371,433	$363,866
Unsecured notes	1,455,000	1,355,000
Credit facility	245,100	167,000
Accounts payable	39,165	14,685
Accrued interest	20,573	31,622
Dividend payable	54,230	52,384
Other liabilities	92,755	96,887

Total liabilities	2,278,256	2,081,444

Minority interest	206,693	207,667

SHAREHOLDERS’ EQUITY
Common shares of beneficial interest, $.001 par value, 191,200,000 shares authorized, 85,314,755 (includes 59,100 in treasury) and 83,071,491 (includes 59,100 in treasury) shares issued and outstanding as of September 30, 2004 and December 31, 2003, respectively	86	83
Additional paid-in capital	1,693,743	1,623,446
Accumulated other comprehensive income	16,759	14,710
Unearned compensation	(7,302)	(3,497)
Distributions in excess of net income	(123,023)	(88,518)
Common shares in treasury, at cost, 59,100 shares as of September 30, 2004 and December 31, 2003	(1,327)	(1,327)

Total shareholders’ equity	1,578,936	1,544,897

Total liabilities and shareholders’ equity	$4,063,885	$3,834,008

See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands, except per share amounts)

	Three Months Ended
	September 30, 2004	September 30, 2003
OPERATING REVENUE
Rental	$117,519	$114,402
Operating expense reimbursement	47,748	42,983

Total operating revenue	165,267	157,385

OPERATING EXPENSE
Rental property	33,951	30,429
Real estate taxes	17,464	16,287
General and administrative	8,549	6,541
Depreciation and amortization	34,068	30,639

Total operating expenses	94,032	83,896

Operating income	71,235	73,489

OTHER INCOME (EXPENSE)
Interest and other income	1,096	1,509
Interest expense	(30,861)	(31,086)

Total other income (expense)	(29,765)	(29,577)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures	41,470	43,912

Gain (loss) on property dispositions	128	(312)
Income taxes	(532)	(526)
Minority interest	(4,360)	(4,957)
Equity in earnings of unconsolidated joint ventures	(143)	440

Income from continuing operations	36,563	38,557

Discontinued operations, net of minority interest (including net gain on property dispositions of $2,166 and $418 for the three months ended September 30, 2004 and 2003)	2,916	552

Net income	$39,479	$39,109

Earnings per common share
Basic:
Income from continuing operations	$0.43	$0.49
Income from discontinued operations	0.04	0.01

Income per common share – basic	$0.47	$0.50

Diluted:
Income from continuing operations	$0.42	$0.48
Income from discontinued operations	0.04	0.01

Income per common share – diluted	$0.46	$0.49

Distributions per common share	$0.61	$0.605

Weighted average number of common shares outstanding
Basic	84,877	78,949
Diluted	86,327	80,317

See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands, except per share amounts)

	Nine Months Ended
	September 30, 2004	September 30, 2003
OPERATING REVENUE
Rental	$352,755	$335,694
Operating expense reimbursement	137,901	127,234

Total operating revenue	490,656	462,928

OPERATING EXPENSE
Rental property	101,867	90,712
Real estate taxes	48,851	46,374
General and administrative	25,094	20,748
Depreciation and amortization	100,891	90,372

Total operating expenses	276,703	248,206

Operating income	213,953	214,722

OTHER INCOME (EXPENSE)
Interest and other income	4,237	5,707
Interest expense	(91,954)	(92,576)

Total other income (expense)	(87,717)	(86,869)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures	126,236	127,853

(Loss) gain on property dispositions	(280)	292
Income taxes	(1,379)	(1,587)
Minority interest	(13,480)	(15,202)
Equity in earnings of unconsolidated joint ventures	(673)	1,355

Income from continuing operations	110,424	112,711

Discontinued operations, net of minority interest (including net gain on property dispositions of $4,263 and $11,668 for the nine months ended September 30, 2004 and 2003)	5,082	13,014

Net income	$115,506	$125,725

Earnings per common share
Basic:
Income from continuing operations	$1.31	$1.45
Income from discontinued operations	0.06	0.16

Income per common share – basic	$1.37	$1.61

Diluted:
Income from continuing operations	$1.29	$1.43
Income from discontinued operations	0.06	0.16

Income per common share – diluted	$1.35	$1.59

Distributions per common share	$1.82	$1.81

Weighted average number of common shares outstanding
Basic	84,260	77,939
Diluted	85,747	79,164

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS
OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands)

	Nine Months Ended
	September 30, 2004	September 30, 2003
OPERATING ACTIVITIES
Net income	$115,506	$125,725
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	101,165	91,069
Amortization of deferred financing costs	2,928	3,027
Equity in earnings of unconsolidated joint ventures	673	(1,355)
Minority interest in net income	13,700	15,819
Gain on property dispositions	(3,983)	(11,960)
Noncash compensation	1,932	2,496
Changes in operating assets and liabilities:
Restricted cash	(6,511)	(1,890)
Accounts receivable	(5,180)	8,533
Deferred rent receivable	(8,263)	(6,854)
Prepaid expenses and other assets	(15,478)	(11,260)
Accounts payable	24,480	(3,035)
Accrued interest	(11,049)	(12,682)
Other liabilities	(4,132)	3,104

Net cash provided by operating activities	205,788	200,737

INVESTING ACTIVITIES
Investment in properties	(166,694)	(68,324)
Cash paid for business, net of cash acquired	—	16,627
Investment in unconsolidated joint ventures	(5,072)	(3,099)
Distributions from unconsolidated joint ventures	682	2,707
Proceeds from disposition of properties/land	13,780	42,333
Investment in development in progress	(76,298)	(43,422)
Investment in land held for development	(22,358)	(11,829)
Increase in deferred leasing costs	(22,570)	(16,987)

Net cash used in investing activities	(278,530)	(81,994)

FINANCING ACTIVITIES
Net proceeds from issuance of common shares	69,485	83,701
Proceeds from issuance of unsecured notes	197,517	3,683
Repayments of unsecured notes	(100,000)	(23,739)
Proceeds from mortgage loans	9,525	924
Repayments of mortgage loans	(14,051)	(8,623)
Proceeds from credit facility	298,056	327,850
Repayments on credit facility	(219,956)	(307,850)
Increase in deferred financing costs	(275)	(2,563)
Distributions paid on common shares	(152,350)	(139,204)
Distributions paid on units	(15,410)	(20,579)

Net cash provided by (used in) financing activities	72,541	(86,400)

(Decrease) increase in cash and cash equivalents	(201)	32,343
Increase (decrease) related to foreign currency translation	167	(1,554)
Cash and cash equivalents at beginning of period	21,809	7,933

Cash and cash equivalents at end of period	$21,775	$38,722

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Write-off of fully depreciated property and deferred costs	$9,188	$11,801
Acquisition of properties	(11,305)	(15,284)
Assumption of mortgage loans	11,305	15,284
Issuance of operating partnership units for property acquisition	—	1,151

See accompanying notes.

Liberty Property Trust

Notes to Consolidated Financial Statements (Unaudited)
September 30, 2004

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements of Liberty Property Trust (the “Trust”) and its subsidiaries, including Liberty Property Limited Partnership (the “Operating Partnership”) (the Trust, Operating Partnership and their respective subsidiaries referred to collectively as the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of the Trust and the Operating Partnership for the year ended December 31, 2003. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial statements for these interim periods have been included. The results of interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. Certain amounts from prior periods have been reclassified to conform to current period presentation.

Income per Common Share

The following table sets forth the computation of basic and diluted income per common share for the three and nine months ended September 30, 2004 and 2003 (in thousands except per share amounts):

	For the Three Months Ended September 30, 2004			For the Three Months Ended September 30, 2003
		Weighted			Weighted
		Average			Average
	Income	Shares	Per	Income	Shares	Per
	(Numerator)	(Denominator)	Share	(Numerator)	(Denominator)	Share
Basic income from continuing operations
Income from continuing operations	$36,563	84,877	$0.43	$38,557	78,949	$0.49

Dilutive shares for long-term compensation plans	—	1,450		—	1,368

Diluted income from continuing operations
Income from continuing operations and assumed conversions	36,563	86,327	$0.42	38,557	80,317	$0.48

Basic income from discontinued operations
Discontinued operations net of minority interest	2,916	84,877	$0.04	552	78,949	$0.01

Dilutive shares for long-term compensation plans	—	1,450		—	1,368

Diluted income from discontinued operations
Discontinued operations net of minority interest	2,916	86,327	$0.04	552	80,317	$0.01

Basic income per common share
Net income	39,479	84,877	$0.47	39,109	78,949	$0.50

Dilutive shares for long-term compensation plans	—	1,450		—	1,368

Diluted income per common share
Net income and assumed conversions	$39,479	86,327	$0.46	$39,109	80,317	$0.49

	For the Nine Months Ended September 30, 2004			For the Nine Months Ended September 30, 2003
		Weighted			Weighted
		Average			Average
	Income	Shares	Per	Income	Shares	Per
	(Numerator)	(Denominator)	Share	(Numerator)	(Denominator)	Share
Basic income from continuing operations
Income from continuing operations	$110,424	84,260	$1.31	$112,711	77,939	$1.45

Dilutive shares for long-term compensation plans	—	1,487		—	1,225

Diluted income from continuing operations
Income from continuing operations and assumed conversions	110,424	85,747	$1.29	112,711	79,164	$1.43

Basic income from discontinued operations
Discontinued operations net of minority interest	5,082	84,260	$0.06	13,014	77,939	$0.16

Dilutive shares for long-term compensation plans	—	1,487		—	1,225

Diluted income from discontinued operations
Discontinued operations net of minority interest	5,082	85,747	$0.06	13,014	79,164	$0.16

Basic income per common share
Net income	115,506	84,260	$1.37	125,725	77,939	$1.61

Dilutive shares for long-term compensation plans	—	1,487		—	1,225

Diluted income per common share
Net income and assumed conversions	$115,506	85,747	$1.35	$125,725	79,164	$1.59

Stock-Based Compensation

At September 30, 2004, the Company had a share-based employee compensation plan. Prior to 2003, the Company accounted for the plan under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Effective January 1, 2003, the Company adopted the fair value recognition provisions of the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” prospectively for all employee option awards granted, modified, or settled after January 1, 2003. Option awards under the Company’s plan vest over three years. Therefore, the cost related to share-based employee compensation included in the determination of net income for 2004 and 2003 is less than that which would have been recognized if the fair value based method had been applied to all option awards since the original effective date of SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested option awards in each period (in thousands, except per share amount).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income	$39,479	$39,109	$115,506	$125,725
Add: Share-based employee compensation expense included in reported net income	78	23	198	372
Deduct: Total share-based employee compensation expense determined under fair value based method for all awards	(269)	(344)	(857)	(1,184)

Pro forma net income	$39,288	$38,788	$114,847	$124,913

Income per common share:
Basic – as reported	$0.47	$0.50	$1.37	$1.61
Basic – pro forma	$0.46	$0.49	$1.36	$1.60

Diluted – as reported	$0.46	$0.49	$1.35	$1.59
Diluted – pro forma	$0.46	$0.48	$1.34	$1.58

Foreign Operations

The functional currency for the Company’s United Kingdom operation is pounds sterling. The financial statements for the United Kingdom operation are translated into US dollars prior to the consolidation of these financial statements with those of the Company. Gains and losses resulting from this translation do not impact the results of operations and are included in accumulated other comprehensive income as a separate component of shareholders’ equity. Other comprehensive loss was $1.1 million for the three months ended September 30, 2004 and other comprehensive income was $0.6 million for the three months ended September 30, 2003. Other comprehensive income was $2.0 million for the nine months ended September 30, 2004 and $1.0 million for the same period in 2003.

Note 2: Organization

The Trust is a self-administered and self-managed Maryland real estate investment trust (a “REIT”). Substantially all of the Trust’s assets are owned directly or indirectly, and substantially all of the Trust’s operations are conducted directly or indirectly, by the Operating Partnership. The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 95.9% of the common equity of the Operating Partnership at September 30, 2004. The Company provides leasing, property management, development, acquisition and other tenant-related services for a portfolio of industrial and office properties that are located principally within the Mid-Atlantic, Southeastern and Midwestern United States.

Note 3: Segment Information

The Company operates its portfolio of properties primarily throughout the Mid-Atlantic, Southeastern and Midwestern United States. Additionally, the Company owns certain assets in the United Kingdom. The Company reviews the performance of the portfolio on a geographical basis, as such, the following regions are considered the Company’s reportable segments:

Reportable Segments	Markets
Delaware Valley Midwest Mid-Atlantic Florida United Kingdom	Southeastern Pennsylvania, New Jersey
Lehigh Valley, Pa., Michigan, Minnesota, Milwaukee/Chicago
Maryland, Piedmont Triad, N.C., Greenville, S.C., Richmond, Virginia Beach
Jacksonville, Orlando, Boca Raton, Tampa, Texas
County of Kent

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

For the Three Months Ended September 30, 2004

	Delaware Valley		Midwest
	Southeastern		Lehigh				United
	Pennsylvania	Other	Valley	Other	Mid-Atlantic	Florida	Kingdom	Total
Operating revenue	$46,773	$9,146	$18,839	$29,865	$31,360	$24,233	$5,051	$165,267
Rental property expenses and real estate taxes	14,223	3,154	4,955	10,946	9,364	7,586	1,187	51,415

Property level operating income	$32,550	$5,992	$13,884	$18,919	$21,996	$16,647	$3,864	113,852

Interest and other income								1,096
Interest expense								(30,861)
General and administrative								(8,549)
Depreciation and amortization								(34,068)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures								41,470
Gain on property dispositions								128
Income taxes								(532)
Minority interest								(4,360)
Equity in earnings of unconsolidated joint ventures								(143)
Discontinued operations, net of minority interest								2,916

Net income								$39,479

For the Three Months Ended September 30, 2003

	Delaware Valley		Midwest
	Southeastern		Lehigh				United
	Pennsylvania	Other	Valley	Other	Mid-Atlantic	Florida	Kingdom	Total
Operating revenue	$45,124	$8,784	$18,042	$29,929	$28,825	$22,997	$3,684	$157,385
Rental property expenses and real estate taxes	13,022	3,072	4,620	10,820	7,539	6,987	656	46,716

Property level operating income	$32,102	$5,712	$13,422	$19,109	$21,286	$16,010	$3,028	110,669

Interest and other income								1,509
Interest expense								(31,086)
General and administrative								(6,541)
Depreciation and amortization								(30,639)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures								43,912
Loss on property dispositions								(312)
Income taxes								(526)
Minority interest								(4,957)
Equity in earnings of unconsolidated joint ventures								440
Discontinued operations, net of minority interest								552

Net income								$39,109

For the Nine Months Ended September 30, 2004

	Delaware Valley		Midwest
	Southeastern		Lehigh				United
	Pennsylvania	Other	Valley	Other	Mid-Atlantic	Florida	Kingdom	Total
Operating revenue	$142,449	$26,493	$55,582	$89,071	$90,453	$72,038	$14,570	$490,656
Rental property expenses and real estate taxes	41,865	9,321	15,928	32,164	25,866	22,148	3,426	150,718

Property level operating income	$100,584	$17,172	$39,654	$56,907	$64,587	$49,890	$11,144	339,938

Interest and other income								4,237
Interest expense								(91,954)
General and administrative								(25,094)
Depreciation and amortization								(100,891)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures								126,236
Loss on property dispositions								(280)
Income taxes								(1,379)
Minority interest								(13,480)
Equity in earnings of unconsolidated joint ventures								(673)
Discontinued operations, net of minority interest								5,082

Net income								$115,506

For the Nine Months Ended September 30, 2003

	Delaware Valley		Midwest
	Southeastern		Lehigh				United
	Pennsylvania	Other	Valley	Other	Mid-Atlantic	Florida	Kingdom	Total
Operating revenue	$141,746	$25,790	$50,150	$87,598	$81,951	$67,590	$8,103	$462,928
Rental property expenses and real estate taxes	40,658	8,913	13,145	30,915	22,259	20,009	1,187	137,086

Property level operating income	$101,088	$16,877	$37,005	$56,683	$59,692	$47,581	$6,916	325,842

Interest and other income								5,707
Interest expense								(92,576)
General and administrative								(20,748)
Depreciation and amortization								(90,372)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures								127,853
Gain on property dispositions								292
Income taxes								(1,587)
Minority interest								(15,202)
Equity in earnings of unconsolidated joint ventures								1,355
Discontinued operations, net of minority interest								13,014

Net income								$125,725

Note 4: SFAS No. 144, “Accounting For The Impairment Or Disposal Of Long-Lived Assets”

Net income and gain/(loss) on the disposition of real estate for properties sold subsequent to December 31, 2001 are reflected in the consolidated statements of operations as discontinued operations. The proceeds from the disposition of properties for the three and nine months ended September 30, 2004 were $5.6 and $11.1 million as compared to $1.3 million and $39.8 million for the same periods in 2003. Below is a summary of the results of operations of the properties disposed of through the respective disposition dates (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues	$961	$491	$1,434	$3,862
Operating expenses	(32)	(161)	(159)	(822)
Interest expense	(24)	(71)	(104)	(380)
Depreciation and amortization	(30)	(99)	(132)	(697)

Income before property dispositions and minority interest	$875	$160	$1,039	$1,963

Gain or loss on disposition on sales of land and development properties continues to be reflected as a component of income from continuing operations.

Note 5: Unsecured Notes

In August 2004, the Company issued $200 million of 5.65% senior unsecured notes maturing on August 15, 2014. The proceeds from this issuance were used to repay $100 million of 7.1% senior unsecured notes which matured on August 15, 2004, to pay down outstanding borrowings under the Company’s unsecured credit facility, for the acquisition of properties and for general corporate purposes.

CONSOLIDATED BALANCE SHEETS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(In thousands)

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Real estate:
Land and land improvements	$605,394	$564,332
Building and improvements	3,548,695	3,359,996
Less accumulated depreciation	(668,823)	(586,736)

Operating real estate	3,485,266	3,337,592

Development in progress	82,263	56,869
Land held for development	170,390	162,483

Net real estate	3,737,919	3,556,944

Cash and cash equivalents	21,775	21,809
Restricted cash	21,803	15,292
Accounts receivable	19,688	14,508
Deferred rent receivable	66,278	58,015
Deferred financing and leasing costs, net of accumulated amortization (2004, $100,461; 2003, $89,650)	106,600	98,506
Investments in unconsolidated joint ventures	23,348	19,631
Prepaid expenses and other assets	66,474	49,303

Total assets	$4,063,885	$3,834,008

LIABILITIES
Mortgage loans	$371,433	$363,866
Unsecured notes	1,455,000	1,355,000
Credit facility	245,100	167,000
Accounts payable	39,165	14,685
Accrued interest	20,573	31,622
Distribution payable	54,230	52,384
Other liabilities	92,755	96,887

Total liabilities	2,278,256	2,081,444

Minority interest	3,374	3,455

OWNERS’ EQUITY
General partner’s equity – common units	1,578,936	1,544,897
Limited partners’ equity – preferred units	135,471	135,471
– common units	67,848	68,741

Total owners’ equity	1,782,255	1,749,109

Total liabilities and owners’ equity	$4,063,885	$3,834,008

See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands, except per unit amounts)

	Three Months Ended
	September 30, 2004	September 30, 2003
OPERATING REVENUE
Rental	$117,519	$114,402
Operating expense reimbursement	47,748	42,983

Total operating revenue	165,267	157,385

OPERATING EXPENSE
Rental property	33,951	30,429
Real estate taxes	17,464	16,287
General and administrative	8,549	6,541
Depreciation and amortization	34,068	30,639

Total operating expenses	94,032	83,896

Operating income	71,235	73,489

OTHER INCOME (EXPENSE)
Interest and other income	1,096	1,509
Interest expense	(30,861)	(31,086)

Total other income (expense)	(29,765)	(29,577)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures	41,470	43,912

Gain (loss) on property dispositions	128	(312)
Income taxes	(532)	(526)
Minority interest	164	(36)
Equity in earnings of unconsolidated joint ventures	(143)	440

Income from continuing operations	41,087	43,478

Discontinued operations (including net gain on property dispositions of $2,166 and $418 for the three months ended September 30, 2004 and 2003)	3,041	578

Net income	44,128	44,056

Preferred unit distributions	(2,960)	(3,104)

Income available to common unitholders	$41,168	$40,952

Earnings per common unit
Basic:
Income from continuing operations	$0.43	$0.49
Income from discontinued operations	0.04	0.01

Income per common unit – basic	$0.47	$0.50

Diluted:
Income from continuing operations	$0.42	$0.48
Income from discontinued operations	0.04	0.01

Income per common unit – diluted	$0.46	$0.49

Distributions per common unit	$0.61	$0.605

Weighted average number of common units outstanding
Basic	88,545	82,647
Diluted	89,995	84,015

See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands, except per unit amounts)

	Nine Months Ended
	September 30, 2004	September 30, 2003
OPERATING REVENUE
Rental	$352,755	$335,694
Operating expense reimbursement	137,901	127,234

Total operating revenue	490,656	462,928

OPERATING EXPENSE
Rental property	101,867	90,712
Real estate taxes	48,851	46,374
General and administrative	25,094	20,748
Depreciation and amortization	100,891	90,372

Total operating expenses	276,703	248,206

Operating income	213,953	214,722

OTHER INCOME (EXPENSE)
Interest and other income	4,237	5,707
Interest expense	(91,954)	(92,576)

Total other income (expense)	(87,717)	(86,869)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures	126,236	127,853

(Loss) gain on property dispositions	(280)	292
Income taxes	(1,379)	(1,587)
Minority interest	461	(554)
Equity in earnings of unconsolidated joint ventures	(673)	1,355

Income from continuing operations	124,365	127,359

Discontinued operations (including net gain on property dispositions of $4,263 and $11,668 for the nine months ended September 30, 2004 and 2003)	5,302	13,631

Net income	129,667	140,990

Preferred unit distributions	(9,168)	(9,312)

Income available to common unitholders	$120,499	$131,678

Earnings per common unit
Basic:
Income from continuing operations	$1.31	$1.45
Income from discontinued operations	0.06	0.16

Income per common unit – basic	$1.37	$1.61

Diluted:
Income from continuing operations	$1.29	$1.43
Income from discontinued operations	0.06	0.16

Income per common unit – diluted	$1.35	$1.59

Distributions per common unit	$1.82	$1.81

Weighted average number of common units outstanding
Basic	87,939	81,630
Diluted	89,426	82,855

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands)

	Nine Months Ended
	September 30, 2004	September 30, 2003
OPERATING ACTIVITIES
Net income	$129,667	$140,990
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	101,165	91,069
Amortization of deferred financing costs	2,928	3,027
Equity in earnings of unconsolidated joint ventures	673	(1,355)
Minority interest in net income	(461)	554
Gain on property dispositions	(3,983)	(11,960)
Noncash compensation	1,932	2,496
Changes in operating assets and liabilities:
Restricted cash	(6,511)	(1,890)
Accounts receivable	(5,180)	8,533
Deferred rent receivable	(8,263)	(6,854)
Prepaid expenses and other assets	(15,478)	(11,260)
Accounts payable	24,480	(3,035)
Accrued interest	(11,049)	(12,682)
Other liabilities	(4,132)	3,104

Net cash provided by operating activities	205,788	200,737

INVESTING ACTIVITIES
Investment in properties	(166,694)	(68,324)
Cash paid for business, net of cash acquired	—	16,627
Investment in unconsolidated joint ventures	(5,072)	(3,099)
Distributions from unconsolidated joint ventures	682	2,707
Proceeds from disposition of properties/land	13,780	42,333
Investment in development in progress	(76,298)	(43,422)
Investment in land held for development	(22,358)	(11,829)
Increase in deferred leasing costs	(22,570)	(16,987)

Net cash used in investing activities	(278,530)	(81,994)

FINANCING ACTIVITIES
Proceeds from issuance of unsecured notes	197,517	3,683
Repayments of unsecured notes	(100,000)	(23,739)
Proceeds from mortgage loans	9,525	924
Repayments of mortgage loans	(14,051)	(8,623)
Proceeds from credit facility	298,056	327,850
Repayments on credit facility	(219,956)	(307,850)
Increase in deferred financing costs	(275)	(2,563)
Capital contributions	69,485	83,701
Distributions to partners	(167,760)	(159,783)

Net cash provided by (used in) financing activities	72,541	(86,400)

(Decrease) increase in cash and cash equivalents	(201)	32,343
Increase (decrease) related to foreign currency translation	167	(1,554)
Cash and cash equivalents at beginning of period	21,809	7,933

Cash and cash equivalents at end of period	$21,775	$38,722

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Write-off of fully depreciated property and deferred costs	$9,188	$11,801
Acquisition of properties	(11,305)	(15,284)
Assumption of mortgage loans	11,305	15,284
Issuance of operating partnership units for property acquisition	—	1,151

See accompanying notes.

Liberty Property Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)
September 30, 2004

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements of Liberty Property Limited Partnership (the “Operating Partnership”) and its direct and indirect subsidiaries, have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of Liberty Property Trust (the “Trust”) and the Operating Partnership for the year ended December 31, 2003. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial statements for these interim periods have been included. The results of interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. Certain amounts from prior periods have been reclassified to conform to current period presentation.

Income per Common Unit

The following table sets forth the computation of basic and diluted income per common unit for the three and nine months ended September 30, 2004 and September 30, 2003 (in thousands, except per unit amounts):

	For the Three Months Ended September 30, 2004			For the Three Months Ended September 30, 2003
		Weighted			Weighted
		Average			Average
	Income	Units	Per	Income	Units	Per
	(Numerator)	(Denominator)	Unit	(Numerator)	(Denominator)	Unit
Income from continuing operations	$41,087			$43,478
Less: Preferred unit distributions	(2,960)			(3,104)

Basic income from continuing operations
Income from continuing operations available to common unitholders	38,127	88,545	$0.43	40,374	82,647	$0.49

Dilutive units for long-term compensation plans	—	1,450		—	1,368

Diluted income from continuing operations
Income from continuing operations available to common unitholders and assumed conversions	38,127	89,995	$0.42	40,374	84,015	$0.48

Basic income from discontinued operations
Discontinued operations	3,041	88,545	$0.04	578	82,647	$0. 01

Dilutive units for long-term compensation plans	—	1,450		—	1,368

Diluted income from discontinued operations
Discontinued operations	3,041	89,995	$0.04	578	84,015	$0.01

Basic income per common unit
Income available to common unitholders	41,168	88,545	$0.47	40,952	82,647	$0.50

Dilutive units for long-term compensation plans	—	1,450		—	1,368

Diluted income per common unit
Income available to common unitholders and assumed conversions	$41,168	89,995	$0.46	$40,952	84,015	$0.49

	For the Nine Months Ended September 30, 2004			For the Nine Months Ended September 30, 2003
		Weighted			Weighted
		Average			Average
	Income	Units	Per	Income	Units	Per
	(Numerator)	(Denominator)	Unit	(Numerator)	(Denominator)	Unit
Income from continuing operations	$124,365			$127,359
Less: Preferred unit distributions	(9,168)			(9,312)

Basic income from continuing operations
Income from continuing operations available to common unitholders	115,197	87,939	$1.31	118,047	81,630	$1.45

Dilutive units for long-term compensation plans	—	1,487		—	1,225

Diluted income from continuing operations
Income from continuing operations available to common unitholders and assumed conversions	115,197	89,426	$1.29	118,047	82,855	$1.43

Basic income from discontinued operations
Discontinued operations	5,302	87,939	$0.06	13,631	81,630	$0.16

Dilutive units for long-term compensation plans	—	1,487		—	1,225

Diluted income from discontinued operations
Discontinued operations	5,302	89,426	$0.06	13,631	82,855	$0.16

Basic income per common unit
Income available to common unitholders	120,499	87,939	$1.37	131,678	81,630	$1.61

Dilutive units for long-term compensation plans	—	1,487		—	1,225

Diluted income per common unit
Income available to common unitholders and assumed conversions	$120,499	89,426	$1.35	$131,678	82,855	$1.59

Foreign Operations

The functional currency for the Company’s United Kingdom operation is pounds sterling. The financial statements for the United Kingdom operation are translated into US dollars prior to the consolidation of these financial statements with those of the Company. Gains and losses resulting from this translation are included in accumulated other comprehensive income as a component of owners’ equity. Gains and losses resulting from this translation do not impact the results of operations of the Operating Partnership and are included in general partner’s equity. Other comprehensive loss was $1.1 million for the three months ended September 30, 2004 and other comprehensive income was $0.6 million for the three months ended September 30, 2003. Other comprehensive income was $2.0 million for the nine months ended September 30, 2004 and $1.0 million for the same period in 2003.

Note 2: Organization

The Trust, the general partner of Liberty Property Limited Partnership, is a self-administered and self-managed Maryland real estate investment trust (a “REIT”). Substantially all of the Trust’s assets are owned directly or indirectly, and substantially all of the Trust’s operations are conducted directly or indirectly, by the Operating Partnership. The Operating Partnership has agreed to absorb the expenses of the Trust (the Trust, Operating Partnership and their respective subsidiaries, referred to collectively as, the “Company”). The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 95.9% of the common equity of the Operating Partnership at September 30, 2004. The Company provides leasing, property management, development, acquisition and other tenant-related services for a portfolio of industrial and office properties that are located principally within the Mid-Atlantic, Southeastern and Midwestern United States.

Note 3: Segment Information

The Company operates its portfolio of properties primarily throughout the Mid-Atlantic, Southeastern and Midwestern United States. Additionally, the Company owns certain assets in the United Kingdom. The Company reviews the performance of the portfolio on a geographical basis, as such, the following regions are considered the Company’s reportable segments:

Reportable Segments	Markets
Delaware Valley	Southeastern Pennsylvania, New Jersey
Midwest	Lehigh Valley, Pa., Michigan, Minnesota, Milwaukee/Chicago
Mid-Atlantic	Maryland, Piedmont Triad, N.C., Greenville, S.C., Richmond, Virginia Beach
Florida	Jacksonville, Orlando, Boca Raton, Tampa, Texas
United Kingdom	County of Kent

The Company’s reportable segments are distinct business units which are each managed separately in order to concentrate market knowledge within a geographic area. Within these reportable segments, the Company derives its revenues from its two product types: industrial properties and office properties.

The Company evaluates the performance of the reportable segments based on property level operating income, which is calculated as rental revenue and operating expense reimbursement less rental property expenses and real estate taxes. The accounting policies of the reportable segments are the same as those for the Company on a consolidated basis. The operating information for the Operating Partnership by segment is as follows (in thousands):

For the Three Months Ended September 30, 2004

	Delaware Valley		Midwest
	Southeastern		Lehigh				United
	Pennsylvania	Other	Valley	Other	Mid-Atlantic	Florida	Kingdom	Total
Operating revenue	$46,773	$9,146	$18,839	$29,865	$31,360	$24,233	$5,051	$165,267
Rental property expenses and real estate taxes	14,223	3,154	4,955	10,946	9,364	7,586	1,187	51,415

Property level operating income	$32,550	$5,992	$13,884	$18,919	$21,996	$16,647	$3,864	113,852

Interest and other income								1,096
Interest expense								(30,861)
General and administrative								(8,549)
Depreciation and amortization								(34,068)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures								41,470
Gain on property dispositions								128
Income taxes								(532)
Minority interest								164
Equity in earnings of unconsolidated joint ventures								(143)
Discontinued operations								3,041
Preferred unit distributions								(2,960)

Income available to common unitholders								$41,168

For the Three Months Ended September 30, 2003

	Delaware Valley		Midwest
	Southeastern		Lehigh				United
	Pennsylvania	Other	Valley	Other	Mid-Atlantic	Florida	Kingdom	Total
Operating revenue	$45,124	$8,784	$18,042	$29,929	$28,825	$22,997	$3,684	$157,385
Rental property expenses and real estate taxes	13,022	3,072	4,620	10,820	7,539	6,987	656	46,716

Property level operating income	$32,102	$5,712	$13,422	$19,109	$21,286	$16,010	$3,028	110,669

Interest and other income								1,509
Interest expense								(31,086)
General and administrative								(6,541)
Depreciation and amortization								(30,639)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures								43,912
Loss on property dispositions								(312)
Income taxes								(526)
Minority interest								(36)
Equity in earnings of unconsolidated joint ventures								440
Discontinued operations								578
Preferred unit distributions								(3,104)

Income available to common unitholders								$40,952

For the Nine Months Ended September 30, 2004

	Delaware Valley		Midwest
	Southeastern		Lehigh				United
	Pennsylvania	Other	Valley	Other	Mid-Atlantic	Florida	Kingdom	Total
Operating revenue	$142,449	$26,493	$55,582	$89,071	$90,453	$72,038	$14,570	$490,656
Rental property expenses and real estate taxes	41,865	9,321	15,928	32,164	25,866	22,148	3,426	150,718

Property level operating income	$100,584	$17,172	$39,654	$56,907	$64,587	$49,890	$11,144	339,938

Interest and other income								4,237
Interest expense								(91,954)
General and administrative								(25,094)
Depreciation and amortization								(100,891)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures								126,236
Loss on property dispositions								(280)
Income taxes								(1,379)
Minority interest								461
Equity in earnings of unconsolidated joint ventures								(673)
Discontinued operations								5,302
Preferred unit distributions								(9,168)

Income available to common unitholders								$120,499

For the Nine Months Ended September 30, 2003

	Delaware Valley		Midwest
	Southeastern		Lehigh				United
	Pennsylvania	Other	Valley	Other	Mid-Atlantic	Florida	Kingdom	Total
Operating revenue	$141,746	$25,790	$50,150	$87,598	$81,951	$67,590	$8,103	$462,928
Rental property expenses and real estate taxes	40,658	8,913	13,145	30,915	22,259	20,009	1,187	137,086

Property level operating income	$101,088	$16,877	$37,005	$56,683	$59,692	$47,581	$6,916	325,842

Interest and other income								5,707
Interest expense								(92,576)
General and administrative								(20,748)
Depreciation and amortization								(90,372)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures								127,853
Gain on property dispositions								292
Income taxes								(1,587)
Minority interest								(554)
Equity in earnings of unconsolidated joint ventures								1,355
Discontinued operations								13,631
Preferred unit distributions								(9,312)

Income available to common unitholders								$131,678

Note 4: SFAS No. 144, “Accounting For The Impairment Or Disposal Of Long-Lived Assets”

Net income and gain/(loss) on the disposition of real estate for properties sold subsequent to December 31, 2001 are reflected in the consolidated statements of operations as discontinued operations. The proceeds from the disposition of properties for the three and nine months ended September 30, 2004 were $5.6 and $11.1 million as compared to $1.3 million and $39.8 million for the same periods in 2003. Below is a summary of the results of operations of the properties disposed of through the respective disposition dates (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
Revenues	$961	$491	$1,434	$3,862
Operating expenses	(32)	(161)	(159)	(822)
Interest expense	(24)	(71)	(104)	(380)
Depreciation and amortization	(30)	(99)	(132)	(697)

Income before property dispositions	$875	$160	$1,039	$1,963

Gain or loss on disposition on sales of land and development properties continues to be reflected as a component of income from continuing operations.

Note 5: Unsecured Notes

In August 2004, the Company issued $200 million of 5.65% senior unsecured notes maturing on August 15, 2014. The proceeds from this issuance were used to repay $100 million of 7.1% senior unsecured notes which matured on August 15, 2004, to pay down outstanding borrowings under the Company’s unsecured credit facility, for the acquisition of properties and for general corporate purposes.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The Company has an ownership interest in and operates 441 industrial and 277 office properties located primarily in the Mid-Atlantic, Southeastern and Midwestern United States (the “Properties in Operation”) totaling approximately 60 million square feet. In addition, the Company has 18 properties under development (the “Properties under Development” and together with the Properties in Operation the “Properties”) and owns 1,109 acres of land, substantially all of which is zoned for commercial use.

The Company focuses on creating value for shareholders and increasing profitability and cash flow. With respect to its Properties in Operation, the Company endeavors to maintain high occupancy levels while increasing rental rates. The Company pursues development opportunities that it believes will create value and yield attractive returns. The Company also acquires properties that it believes will create long-term value, and disposes of Properties that no longer fit within the Company’s strategic objectives or in situations where it can optimize cash proceeds. The Company’s operating results depend primarily upon income from rental operations and are substantially influenced by rental demand for the Properties in Operation.

During the third quarter of 2004, the Company continued to experience the effects of what has been a generally slow economy for the last several years. This economy has been particularly difficult for real estate landlords. These circumstances impacted many aspects of the Company’s business.

Our Properties in Operation, which represent over 95% of our revenue, were subjected to market conditions characterized by an oversupply of leaseable space and soft demand. These conditions resulted in downward pressure on rental rates and upward pressure on lease transaction costs related to tenant inducements (e.g. tenant improvement costs). In the face of these conditions, the Company nevertheless leased over 4 million square feet during the third quarter of 2004 and attained overall occupancy of 91.2%, which it believes represents performance that is better than market. Property level operating income for the “Same Store” properties (properties owned since January 1, 2003) decreased by 0.7% on a cash basis and by 0.3% on a straight line basis for the quarter ended September 30, 2004 as compared to the quarter ended September 30, 2003. For the nine month period ended September 30, 2004, property level operating income for the Same Store properties decreased by 0.8% on both a cash basis and a straight line basis, as compared to the nine month period ended September 30, 2003. Trends relating to occupancy, rental rate and transaction costs remained generally consistent from quarter to quarter in 2003 and through the first three quarters of 2004. See further discussion of Same Store results below. The Company believes that these trends for the Properties in Operation (i.e., downward pressure on rents, upward pressure on transaction costs) will continue in the aggregate, notwithstanding improvements in some markets. Nevertheless, the Company is hopeful that it will see some improvement in overall occupancy during 2005.

Conditions in 2004 for the acquisition of properties continue to be very competitive. During the third quarter of the year, the Company acquired eight buildings representing 1.9 million square feet for a total investment of $103.6 million. From January 1, 2004 through September 30, 2004, the Company invested $151.6 million in 2.6 million square feet of properties. The Company believes that the level of property acquisitions in 2004 will be in the $100 to $200 million range. For 2005, the Company believes that property acquisitions will be in the $200 to $300 million range and, similar to 2004, many of the acquired properties will be either vacant or underleased. The Company believes that these properties are more attractively priced and will positively contribute to earnings upon lease up and stabilization.

Dispositions of Properties that no longer fit within the Company’s strategic objectives or in situations where it can optimize cash proceeds have continued in 2004. The Company realized $6.3 million from the sale of Properties in Operation during the third quarter of 2004 and has realized in the aggregate $15.5 million from the sale of Properties in Operation and land in 2004 through September 30, 2004. The Company anticipates that dispositions will be in the $50 to $100 million range for 2004 and will be in the $75 to $150 million range in 2005.

In 2004, the Company has continued to pursue development opportunities. During the third quarter of 2004, the Company delivered $35.5 million ($62.9 million year to date) of development properties and initiated development of $33.1 million. This “pipeline” of development properties is at a relatively low level as compared to the Company’s historical pace of development which is appropriate given market conditions. The Company believes for the remainder of 2004 and in 2005, that conditions in certain markets support the initiation of inventory projects (i.e., projects that are less than 75% leased prior to the commencement of construction) and that the Company will also develop properties on a build to suit basis. The Company believes that in 2005 it will bring into service from its development pipeline properties representing approximately $75 to $100 million of investment in operating real estate. The Company is also hopeful that it will be in a position in late 2004 or early 2005 to initiate development of One Pennsylvania Plaza, its proposed high-rise in Philadelphia’s central business district. Although the Company is in detailed discussions with Comcast Corporation (“Comcast”) and other prospective tenants for the property and is hopeful that these discussions will lead to sufficient leasing to justify the commencement of the development of the proposed 1.2 million square foot office tower, the Company has not to date entered into a lease with any tenant. Furthermore, the legislation that the Company and Comcast were pursuing that would have designated the site with certain tax advantages has not been approved by the Pennsylvania legislature. The Company is evaluating this and other factors to determine the project’s structure and feasibility. The land and projected costs associated with this project aggregate approximately $425 million. As of September 30, 2004, the Company had invested $70.7 million in the project and capitalized costs for the project for the third quarter were approximately $1 million. If the Company is unsuccessful in its leasing efforts, it may postpone, downsize or abandon the project with the result that future costs of the investment may be expensed as incurred rather than capitalized, and the Company may determine its investment is impaired, resulting in a loss.

The composition of the Company’s Properties in Operation as of September 30, 2004 and 2003 is as follows (in thousands, except dollars and percentages):

	Net Rent
	Per Square Foot		Total Square Feet		Percent Occupied
	September 30,		September 30,		September 30,
	2004	2003	2004	2003	2004	2003
Industrial-Distribution	$4.39	$4.47	27,834	24,834	91.5%	92.2%
Industrial-Flex	$8.75	$8.78	13,316	13,341	91.1%	91.3%
Office	$14.10	$14.53	19,223	18,082	90.9%	89.7%

	$8.43	$8.68	60,321	56,257	91.2%	91.2%

Geographic segment data for the three and nine months ended September 30, 2004 and September 30, 2003 are included in Note 3 to the Liberty Property Trust and Liberty Property Limited Partnership financial statements.

FORWARD-LOOKING STATEMENTS

When used throughout this report, the words “believes,” “anticipates,” “hopes” and “expects” and similar expressions are intended to identify forward-looking statements. Such statements indicate that assumptions have been used that are subject to a number of risks and uncertainties which could cause actual financial results or management plans and objectives to differ materially from those projected or expressed herein, including: the effect of national and regional economic conditions; rental demand; the Company’s ability to identify and secure additional properties and sites that meet its criteria for acquisition or development; the availability and cost of capital; the effect of prevailing market interest rates; and other risks described from time to time in the Company’s filings with the Securities and Exchange Commission (“SEC”). Given these uncertainties, readers are cautioned not to place undue reliance on such statements.

CRITICAL ACCOUNTING POLICIES

Refer to the Company’s 2003 Annual Report on Form 10-K for a discussion of critical accounting policies which include capitalized costs, allowances for doubtful accounts and impairment of real estate. During the three and nine months ended September 30, 2004 there were no material changes to these policies.

RESULTS OF OPERATIONS

The following discussion is based on the consolidated financial statements of the Company. It compares the results of operations of the Company for the three and nine months ended September 30, 2004 with the results of operations of the Company for the three and nine months ended September 30, 2003. As a result of the varying level of development, acquisition and disposition activities by the Company in 2004 and 2003, the overall operating results of the Company during such periods are not directly comparable. However, certain data, including the Same Store comparison, do lend themselves to direct comparison (see reconciliation to comparable GAAP financial measure below).

This information should be read in conjunction with the accompanying consolidated financial statements and notes included elsewhere in this report.

Comparison of the Three and Nine Months Ended September 30, 2004 to the Three and Nine Months Ended September 30, 2003.

The Company’s average gross investment in operating real estate owned for the three months ended September 30, 2004 increased to $4,085.8 million from $3,776.7 million at September 30, 2003 and for the nine months ended September 30, 2004 increased to $4,016.6 million from $3,690.6 million at September 30, 2003. This increase resulted from the increased investment in real estate acquired or developed, partially offset by Property dispositions, bringing our portfolio from 56.3 million square feet of leaseable space as of September 30, 2003 to 60.3 million square feet of space as of September 30, 2004. This increased investment in operating real estate resulted in increases in rental revenue, rental property operating expenses, real estate taxes, and depreciation and amortization expense.

Total operating revenue increased to $165.3 million for the three months ended September 30, 2004 from $157.4 million for the three months ended September 30, 2003. This $7.9 million increase is primarily due to the net increase in investment in real estate, partially offset by a decrease in “Termination Fees” accepted during the three months ended September 30, 2004 totaling $2.7 million as compared to $3.8 million for the three months ended September 30, 2003. “Termination Fees” are fees that the Company agrees to accept in consideration for permitting tenants to terminate their leases prior to the contractual expiration date. Termination Fees are included in rental revenue. Total operating revenue increased to $490.7 million for the nine months ended September 30, 2004 from $462.9 million for the nine months ended September 30, 2003. This $27.8 million increase was primarily due to the net increase in investment in real estate, partially offset by a decrease in Termination Fees accepted during the nine months ended September 30, 2004 totaling $9.0 million as compared to $12.3 million for the nine months ended September 30, 2003.

The Company evaluates the performance of the Properties in Operation by reportable segment (see Note 3 to the Company’s financial statements). The property level operating income for the United Kingdom segment increased by 27.6% for the three months ended September 30, 2004 as compared to 2003. There was no significant change in property level operating income for the Company’s other segments. The increase in the United Kingdom segment results was primarily due to an increase in occupancy and rental rates in the latter period. The property level operating income for the Lehigh Valley, Mid-Atlantic and United Kingdom segments increased by 7.2%, 8.2% and 61.1%, respectively, for the nine months ended September 30, 2004 as compared to 2003. There was no significant change in property level operating income for the Company’s other segments. The increase in the Lehigh Valley segment is due to the delivery of $72.6 million in completed developments during 2003. These properties contributed to property level operating income for a partial period in 2003 as compared to a full nine months in 2004. The increase in the Mid-Atlantic segment resulted from property acquisitions that were made during 2003 and 2004. The increase in the United Kingdom segment is due to the purchase of Rouse Kent Limited on July 1, 2003.

Property level operating income, exclusive of Termination Fees, for the Same Store properties decreased by $339,000 for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003 on a straight line basis (which recognizes rental revenue evenly over the life of the lease), and decreased by $650,000 for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003 on a cash basis. These decreases of 0.3% and 0.7%, respectively, are primarily due to a decrease in rental rates partially offset by increases in occupancy.

Property level operating income, exclusive of Termination Fees, for the Same Store properties decreased by $2.6 million for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 on a straight line basis, and decreased by $2.3 million for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 on a cash basis. These decreases of 0.8% are due to the higher than usual level of unrecoverable operating expenses incurred in 2004.

Management generally considers the performance of the Same Store properties to be a useful financial performance measure because the results are directly comparable from period to period. Management further believes that the performance comparison should exclude Termination Fees since they are more event-specific and are not representative of ordinary performance results. In addition, Same Store property level operating income exclusive of Termination Fees is considered by management to be a more reliable indicator of the portfolio’s baseline performance. The Same Store properties consist of the 636 properties totaling approximately 50.3 million square feet owned since January 1, 2003.

Set forth below is a schedule comparing the property level operating income, on a straight line basis and on a cash basis, for the Same Store properties for the three and nine months ended September 30, 2004 and 2003. Same Store property level income is a non-GAAP measure and does not represent income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures because it does not reflect the consolidated operations of the Company. Investors should review Same Store results, along with Funds from operations (see Liquidity and Capital Resources section), GAAP net income and cash flow from operating activities, investing activities and financing activities when trying to understand the equity REIT’s operating performance. Also, set forth below is a reconciliation of Same Store property level operating income to net income (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
Same Store:
Rental revenue	$103,959	$104,335	$312,300	$312,424

Operating expenses:
Rental property	30,586	28,945	92,666	87,990
Real estate taxes	15,791	15,574	45,138	44,467
Operating expense reimbursement	(43,617)	(41,722)	(127,469)	(124,567)

Unrecovered operating expenses	2,760	2,797	10,335	7,890

Property level operating income	101,199	101,538	301,965	304,534
Less straight line rent	2,451	2,140	6,937	7,209

Cash basis property level operating income	$98,748	$99,398	$295,028	$297,325

Reconciliation of non-GAAP financial measure:
Property level operating income — same store	$101,199	$101,538	$301,965	$304,534
Property level operating income — properties purchased or developed subsequent to January 1, 2003	9,938	5,326	29,015	9,021
Termination fees	2,715	3,805	8,958	12,287
General and administrative expense	(8,549)	(6,541)	(25,094)	(20,748)
Depreciation and amortization expense	(34,068)	(30,639)	(100,891)	(90,372)
Other income (expense)	(29,765)	(29,577)	(87,717)	(86,869)
Gain (loss) on property dispositions	128	(312)	(280)	292
Income taxes	(532)	(526)	(1,379)	(1,587)
Minority interest	(4,360)	(4,957)	(13,480)	(15,202)
Equity in earnings of unconsolidated joint ventures	(143)	440	(673)	1,355
Discontinued operations, net of minority interest	2,916	552	5,082	13,014

Net income	$39,479	$39,109	$115,506	$125,725

General and administrative expenses increased to $8.5 million for the three months ended September 30, 2004 from $6.5 million for the three months ended September 30, 2003 and increased to $25.1 million for the nine months ended September 30, 2004 from $20.7 million for the nine months ended September 30, 2003. The increase for both the three and nine months ended September 30, 2004 as compared to the same period in 2003 is primarily due to an increase in (1) salaries and wages, (2) costs related to the Company’s enterprise resource planning (“ERP”) initiative, (3) costs related to the requirements of the Sarbanes-Oxley Act, (4) costs related to canceled transactions and (5) the expensing of stock options.

Depreciation and amortization increased to $34.1 million for the three months ended September 30, 2004 from $30.6 million for the three months ended September 30, 2003 and increased to $100.9 million for the nine months ended September 30, 2004 from $90.4 million for the nine months ended September 30, 2003. The increase for both the three and nine months ended September 30, 2004 as compared to the same period in 2003 is primarily due to the increase in gross investment in operating real estate during the respective periods and particularly the increased investment in leasing costs, which are amortized over a relatively shorter period that the depreciable lives for building and improvements.

Interest expense decreased to $30.9 million for the three months ended September 30, 2004 from $31.1 million for the three months ended September 30, 2003 and decreased to $92.0 million for the nine months ended September 30, 2004 from $92.6 million for the nine months ended September 30, 2003. The decreases are due to decreases in the weighted average interest rates for the periods, which were 6.67% for the three months ended September 30, 2004 compared to 6.92% for the three months ended September 30, 2003, and 6.74% for the nine months ended September 30, 2004 compared to 6.95% for the nine months ended September 30, 2003. These decreases are primarily due to the issuance in August 2004 of 5.65% senior unsecured notes and the maturity in August 2004 of 7.1% senior unsecured notes. The effect of the decrease in interest rates was partially offset by increases in the average debt outstanding for the respective periods, which were $2,009.8 million for the three months ended September 30, 2004 as compared to $1,877.2 million for the three months ended September 30, 2003 and $1,954.6 million for the nine months ended September 30, 2004 as compared to $1,880.4 million for the nine months ended September 30, 2003.

Costs directly related to the development of rental properties and land being readied for development are capitalized. Capitalized development costs include interest, development-related salaries, property taxes, insurance and other directly identifiable costs during the period of development. Capitalized interest for the three months ended September 30, 2004 was $3.5 million as compared to $2.5 million for the three months ended September 30, 2003, and was $9.7 million for the nine months ended September 30, 2004 as compared to $8.1 million for the same period in 2003. Included in capitalized interest costs are the interest costs relating to the Company’s $70.7 million investment (as of September 30, 2004) in its proposed office tower in Philadelphia’s central business district. Capitalized development-related salaries and benefits historically represent approximately 1% of the cost of developed properties brought into service.

As a result of the foregoing, the Company’s net income increased to $39.5 million for the three months ended September 30, 2004 from $39.1 million for the three months ended September 30, 2003, and decreased to $115.5 million for the nine months ended September 30, 2004 from $125.7 million for the nine months ended September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2004, the Company had cash and cash equivalents of $43.6 million, including $21.8 million in restricted cash.

Net cash flow provided by operating activities increased to $205.8 million for the nine months ended September 30, 2004 from $200.7 million for the nine months ended September 30, 2003. This $5.1 million increase is primarily due to fluctuations in operating assets and liabilities during the respective periods. Net cash flow provided by operations is the primary source of liquidity to fund distributions to shareholders and for the recurring capital expenditures and leasing transaction costs for the Company’s Properties in Operation.

Net cash used in investing activities increased to $278.5 million for the nine months ended September 30, 2004 from $82.0 million for the nine months ended September 30, 2003. This $196.5 million increase primarily resulted from the increased investment in properties and in development in progress and land held for development and from the decreased proceeds from the disposition of land and properties.

Net cash provided by financing activities totaled $72.5 million for the nine months ended September 30, 2004 as compared to net cash used in financing activities of $86.4 million for the nine months ended September 30, 2003. This $158.9 million change was primarily due to the issuance of $200 million of 5.65% senior unsecured notes due 2014 and an increase in net borrowings under the Company’s $350 million unsecured Credit Facility (the “$350 million Credit Facility”), partially offset by the repayment of $100 million of 7.1% senior unsecured notes, which matured on August 15, 2004. Net cash provided by or used in financing activities includes proceeds from the issuance of equity and debt net of debt repayments and shareholder distributions. Cash provided by financing activities is a source of capital utilized by the Company to fund investment activities.

The Company funds its development and acquisitions with long-term capital sources including proceeds from the disposition of Properties. For the nine months ended September 30, 2004, these activities were funded through the $350 million Credit Facility. The interest rate on borrowings under the $350 million Credit Facility fluctuates based upon ratings from Moody’s Investors Service, Inc. (“Moody’s”), Standard and Poor’s Ratings Group (“S&P”) and Fitch, Inc. (“Fitch”). The current ratings for the Company’s senior unsecured debt are Baa2, BBB and BBB from Moody’s, S&P and Fitch, respectively. At these ratings, the interest rate for borrowings under the $350 million Credit Facility is 70 basis points over LIBOR. The $350 million Credit Facility expires in January 2006.

The Company uses debt financing to lower its overall cost of capital in an attempt to increase the return to shareholders. The Company staggers its debt maturities and maintains debt levels it considers to be prudent. In determining its debt levels, the Company considers various financial measures including the debt to gross assets ratio and the earnings to fixed charge coverage ratio. As of September 30, 2004 the Company’s debt to gross assets ratio was 43.8%, and for the three months ended September 30, 2004, the earnings to fixed charge coverage ratio was 2.9x. Debt to gross assets equals total long-term debt and borrowings under the $350 million Credit Facility divided by total assets plus accumulated depreciation. Earnings to fixed charges equals income before property dispositions and minority interest, including operating activity from discontinued operations, plus interest expense and depreciation and amortization (including depreciation and amortization on unconsolidated joint ventures) divided by interest expense, including capitalized interest, plus distributions on preferred units.

As of September 30, 2004, $371.4 million in mortgage loans and $1,455.0 million in unsecured notes were outstanding with a weighted average interest rate of 7.2%. The interest rates on $1,749.6 million of mortgage loans and unsecured notes are fixed and range up to 8.8%. Interest rates on $76.8 million of mortgage loans float with the base rate of the respective lending bank or a municipal bond index. The weighted average remaining term for the mortgage loans and unsecured notes is 5.9 years.

The scheduled maturities and principal amortization of the Company’s mortgage loans, unsecured notes and borrowings under the $350 million Credit Facility and the related weighted average interest rates as of September 30, 2004 are as follows (in thousands, except percentages):

	Mortgages					Weighted
	Principal	Principal	Unsecured	Credit		Average
	Amortization	Maturities	Notes	Facility	Total	Interest Rate
2004 (3 months)	$2,220	$19,907	$—	$—	$22,127	4.93%
2005	8,247	136,785	—	—	145,032	7.39%
2006	6,115	66,072	100,000	245,100	417,287	4.43%
2007	5,248	1,553	100,000	—	106,801	7.27%
2008	4,874	34,824	—	—	39,698	7.15%
2009	2,555	42,119	270,000	—	314,674	7.82%
2010	1,924	—	200,000	—	201,924	8.49%
2011	1,713	3,533	250,000	—	255,246	7.26%
2012	684	33,060	235,000	—	268,744	6.47%
2014	—	—	200,000	—	200,000	5.65%
2018	—	—	100,000	—	100,000	7.50%

	$33,580	$337,853	$1,455,000	$245,100	$2,071,533	6.63%

The Company anticipates that it will refinance or retire these maturities through its available sources of capital.

General

The Company has continued to focus on the performance of the Same Store portfolio. In addition, the Company has continued to pursue development and acquisition opportunities and the strategic disposition of certain properties. The Company attempts to outperform in its markets by maintaining higher than market occupancy levels and obtaining higher than market rental rates.

The expiring square feet and annual net rent by year for the Properties in Operation as of September 30, 2004 are as follows (in thousands):

	Industrial-		Industrial-
	Distribution		Flex		Office		Total
	Square	Annual	Square	Annual	Square	Annual	Square	Annual
	Feet	Net Rent	Feet	Net Rent	Feet	Net Rent	Feet	Net Rent
2004 (3 months)	424	$1,676	519	$3,800	513	$6,585	1,456	$12,061
2005	2,939	14,342	2,233	18,574	3,016	41,723	8,188	74,639
2006	2,933	12,286	2,021	19,380	1,663	23,203	6,617	54,869
2007	3,447	16,369	1,697	16,811	1,939	28,428	7,083	61,608
2008	3,906	16,783	2,234	22,008	2,285	34,715	8,425	73,506
2009	2,754	13,488	1,315	12,334	2,524	40,268	6,593	66,090
Thereafter	9,021	48,987	2,112	23,201	5,526	100,409	16,659	172,597

TOTAL	25,424	$123,931	12,131	$116,108	17,466	$275,331	55,021	$515,370

The Company believes that its existing sources of capital will provide sufficient funds to finance its continued development and acquisition activities. The scheduled deliveries of the 1.6 million square feet of Properties under Development as of September 30, 2004 are as follows (dollars in thousands):

	Square Feet
Scheduled	Industrial-	Industrial-			Percent	Total
In-Service Date	Distribution	Flex	Office	Total	Leased	Investment
4th Quarter 2004	346,500	60,000	131,856	538,356	100.0%	$38,729
1st Quarter 2005	—	—	30,844	30,844	69.8%	3,495
2nd Quarter 2005	—	—	74,099	74,099	59.3%	9,226
3rd Quarter 2005	—	—	35,157	35,157	54.2%	10,674
4th Quarter 2005	104,000	118,160	202,000	424,160	24.7%	47,597
1st Quarter 2006	264,400	83,200	25,000	372,600	—	21,921
3rd Quarter 2006	—	—	77,100	77,100	—	14,929

TOTAL	714,900	261,360	576,056	1,552,316	46.9%	$146,571

The Company’s existing sources of capital include the public debt and equity markets, proceeds from Property dispositions and net cash provided by operating activities. Additionally, the Company expects to incur variable rate debt, including borrowings under the $350 million Credit Facility, from time to time.

The Company has an effective S-3 shelf registration statement on file with the SEC (the “Shelf Registration Statement”). As of October 28, 2004, pursuant to the Shelf Registration Statement, the Trust had the capacity to issue up to $586.1 million in equity securities and the Operating Partnership had the capacity to issue up to $125.1 million in debt securities.

Calculation of Funds from Operations

The National Association of Real Estate Investment Trusts (“NAREIT”) has issued a standard definition for Funds from operations (as defined below). The SEC has agreed to the disclosure of this non-GAAP financial measure on a per share basis in its Release No. 34-47226, Conditions for Use of Non-GAAP Financial Measures. The Company believes that the calculation of Funds from operations is helpful to investors and management as it is a measure of the Company’s operating performance that excludes depreciation and amortization and gains and losses from property dispositions. As a result, year over year comparison of Funds from operations reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, providing perspective not immediately apparent from net income. In addition, management believes that Funds from operations provides useful information to the investment community about the Company’s financial performance when compared to other REIT’s since Funds from operations is generally recognized as the standard for reporting the operating performance of a REIT. Funds from operations available to common shareholders is defined by NAREIT as net income (computed in accordance with generally accepted accounting principles (“GAAP”)), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Funds from operations available to common shareholders does not represent net income or cash flows from operations as defined by GAAP and does not necessarily indicate that cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income as an indicator of the Company’s operating performance or to cash flows as a measure of liquidity. Funds from operations available to common shareholders also does not represent cash flows generated from operating, investing or financing activities as defined by GAAP. Funds from operations (“FFO”) available to common shareholders for the nine months ended September 30, 2004 and September 30, 2003 are as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
Reconciliation of net income to FFO – basic:
Basic: Net income	$39,479	$39,109	$115,506	$125,725
Basic – net income per weighted average share	$.47	$.50	$1.37	$1.61

Adjustments:
Depreciation and amortization of unconsolidated joint ventures	567	168	2,011	495
Depreciation and amortization	33,411	30,162	98,897	89,408
Gain on property dispositions	(2,294)	(106)	(3,983)	(11,377)
Minority interest share in addback for depreciation and amortization, and gain on property dispositions	(1,305)	(1,342)	(4,032)	(3,519)

Funds from operations available to common shareholders – basic	$69,858	$67,991	$208,399	$200,732

Basic Funds from operations available to common shareholders per weighted average share	$.82	$.86	$2.47	$2.58

Reconciliation of net income to FFO – diluted:
Diluted : Net income	$39,479	$39,109	$115,506	$125,725
Diluted – net income per weighted average share	$.46	$.49	$1.35	$1.59

Adjustments:
Depreciation and amortization of unconsolidated joint ventures	567	168	2,011	495
Depreciation and amortization	33,411	30,162	98,897	89,408
Gain on property dispositions	(2,294)	(106)	(3,983)	(11,377)
Minority interest less preferred share distributions	1,689	1,843	4,993	5,953

Funds from operations available to common shareholders – diluted	$72,852	$71,176	$217,424	$210,204

Diluted Funds from operations available to common shareholders per weighted average share	$.81	$.85	$2.43	$2.54

Reconciliation of weighted average shares:
Weighted average common shares – all basic calculations	84,877	78,949	84,260	77,939
Dilutive shares for long-term compensation plans	1,450	1,368	1,487	1,225

Diluted shares for net income calculations	86,327	80,317	85,747	79,164
Weighted average common units	3,668	3,698	3,679	3,691

Diluted shares for Funds from operations calculations	89,995	84,015	89,426	82,855

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

Item 3: Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the Company’s exposure to market risk since its Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that its disclosure controls and procedures, as of the end of the period covered by this report, are functioning effectively to provide reasonable assurance that information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that are filed or submitted under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2004 that have materially affected or are reasonable likely to materially affect the Company’s internal control over financial reporting.

Part II: Other Information

Item 1.	Legal Proceedings

None.

Item 2.	Unregistered Sales of Securities and Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1.1	Articles Supplementary, as filed with the State Department of Assessments and Taxation of Maryland on September 1, 2004 (Incorporated by reference to Exhibit 3(i) to the Current Report on Form 8-K of the Registrants, filed with the Securities and Exchange Commission on September 2, 2004).

3.1.2	Fourth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Liberty Property Limited Partnership (Incorporated by reference to Exhibit 10 to the Current Report on Form 8-K of the Registrants, filed with the Securities and Exchange Commission on September 2, 2004).

4.1.1	First Amended and Restated Rights Agreement, dated as of September 14, 2004, between Liberty Property Trust and Equiserve Trust Company, N.A., as Rights Agent (Incorporated by reference to Exhibit 4 to the Current Report on Form 8-K of the Registrants, filed with the Securities and Exchange Commission on September 14, 2004).

4.1.2*	Seventh Supplemental Indenture, dated as of August 10, 2004, between Liberty Property Limited Partnership, as Issuer, and Bank One Trust Company, as Trustee.

31.1*	Certifications of the Chief Executive Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certifications of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.3*	Certifications of the Chief Executive Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.4*	Certifications of the Chief Financial Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certifications of the Chief Executive Officer of Liberty Property Trust required under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2*	Certifications of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.3*	Certifications of the Chief Executive Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.4*	Certifications of the Chief Financial Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY PROPERTY TRUST

/s/ WILLIAM P. HANKOWSKY	November 8, 2004

William P. Hankowsky	Date
President and Chief Executive Officer

/s/ GEORGE J. ALBURGER, JR.	November 8, 2004

George J. Alburger, Jr.	Date
Executive Vice President and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY PROPERTY LIMITED PARTNERSHIP

BY:	Liberty Property Trust General Partner

/s/ WILLIAM P. HANKOWSKY	November 8, 2004

William P. Hankowsky	Date
President and Chief Executive Officer

/s/ GEORGE J. ALBURGER, JR.	November 8, 2004

George J. Alburger, Jr.	Date
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
4.1.2	Seventh Supplemental Indenture, dated as of August 10, 2004, between Liberty Property Limited Partnership, as Issuer, and Bank One Trust Company, as Trustee.

31.1	Certifications of the Chief Executive Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certifications of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.3	Certifications of the Chief Executive Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.4	Certifications of the Chief Financial Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certifications of the Chief Executive Officer of Liberty Property Trust required under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2	Certifications of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.3	Certifications of the Chief Executive Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.4	Certifications of the Chief Financial Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)