Form 10-K
period 2004-12-31
LIBERTY PROPERTY LIMITED PARTNERSHIP; LIBERTY PROPERTY TRUST
filed 2005-03-11
CIK 921113, 921112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file numbers:	1-13130 (Liberty Property Trust)
1-13132 (Liberty Property Limited Partnership)

LIBERTY PROPERTY TRUST
LIBERTY PROPERTY LIMITED PARTNERSHIP

(Exact Names of Registrants as Specified in Their Governing Documents)

MARYLAND (Liberty Property Trust)	23-7768996
PENNSYLVANIA (Liberty Property Limited Partnership)	23-2766549

(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification Number)

500 Chesterfield Parkway,
Malvern, Pennsylvania	19355

(Address of Principal Executive Offices)	(Zip Code)

Registrants’ Telephone Number, including Area Code	(610)648-1700

Securities registered pursuant to Section 12(b) of the Act:

NAME OF EACH EXCHANGE
TITLE OF EACH CLASS	ON WHICH REGISTERED
Common Shares of Beneficial Interest,
$0.001 par value
(Liberty Property Trust)	New York Stock Exchange

Preferred Share Purchase Rights,
$0.0001 par value
(Liberty Property Trust)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports) and (2) have been subject to such filing requirements for the past ninety (90) days.

YES [X]   NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the Registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

YES [X]   NO [  ]

The aggregate market value of the Common Shares of Beneficial Interest, $0.001 par value (the “Common Shares”), of Liberty Property Trust held by non-affiliates of Liberty Property Trust was approximately $3.4 billion, based upon the closing price of $40.21 on the New York Stock Exchange composite tape on June 30, 2004. Non-affiliate ownership is calculated by excluding all Common Shares that may be deemed to be beneficially owned by executive officers and trustees, without conceding that any such persons is an “affiliate” for purposes of the federal securities laws.

Number of Common Shares outstanding as of March 1, 2005: 86,168,029

Documents Incorporated by Reference

Portions of the proxy statement for the annual meeting of shareholders of Liberty Property Trust to be held in 2005 are incorporated by reference into Part III of this Form 10-K.

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Annual Report on Form 10-K and other materials filed or to be filed by the Company (as defined herein) with the Securities and Exchange Commission (“SEC”) (as well as information included in oral statements or other written statements made or to be made by the Company) contain statements that are or will be forward-looking, such as statements relating to rental operations, development activities, acquisitions, dispositions, future capital expenditures, financing sources and availability, and the effects of regulation (including environmental regulation) and competition. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, the Company can give no assurance that its expectations will be achieved. As forward-looking statements, these statements involve important risks, uncertainties and other factors that could cause actual results to differ materially from the expected results and, accordingly, such results may differ from those expressed in any forward-looking statements made by, or on behalf of the Company. These risks, uncertainties and other factors include, without limitation, uncertainties affecting real estate businesses generally (such as entry into new leases, renewals of leases and dependence on tenants’ business operations), risks relating to our ability to maintain and increase property occupancy and rental rates, risks relating to construction and development activities, acquisition, disposition, possible environmental liabilities, risks relating to leverage and debt service (including availability of financing terms acceptable to the Company and sensitivity of the Company’s operations and financing arrangements to fluctuations in interest rates), dependence on the primary markets in which the Company’s properties are located, the existence of complex regulations relating to status as a REIT and the adverse consequences of the failure to qualify as a REIT, and the potential adverse impact of market interest rates on the market price for the Company’s securities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements.”

PART I

ITEM 1.	BUSINESS

The Company

Liberty Property Trust (the “Trust”) is a self-administered and self-managed Maryland real estate investment trust (a “REIT”). Substantially all of the Trust’s assets are owned directly or indirectly, and substantially all of the Trust’s operations are conducted directly or indirectly, by its subsidiary, Liberty Property Limited Partnership, a Pennsylvania limited partnership (the “Operating Partnership” and, together with the Trust and their consolidated subsidiaries, the “Company”).

The Company completed its initial public offering in 1994 to continue and expand the commercial real estate business of Rouse & Associates, a Pennsylvania general partnership, and certain affiliated entities (collectively, the “Predecessor”) which was founded in 1972. As of December 31, 2004, the Company’s portfolio consisted of 723 industrial and office properties (the “Properties in Operation”) totaling approximately 61.7 million square feet. In addition, at that date, the Company had 16 properties under development, which when completed will add 1.7 million square feet to the Company’s portfolio, (the “Properties Under Development” and, together with the Properties in Operation, the “Properties”), and owned 1,108 acres of land, substantially all zoned for commercial use. Included above are 30 properties comprising 3.6 million square feet and 142 acres of developable land owned by unconsolidated joint ventures.

The Company provides leasing, property management, development, acquisition and other tenant-related services for the Properties in Operation. The Company’s industrial Properties consist of a variety of warehouse, distribution, service, assembly, light manufacturing and research and development facilities. They include both single-tenant and multi-tenant facilities, with most designed flexibly to accommodate various types of tenants, space requirements and industrial uses. The Company’s office Properties are multi-story and single-story office buildings located principally in suburban mixed-use developments or office parks. Substantially all of the Company’s Properties are located in prime business locations within established business communities. In January 2005, the Company commenced development of a 1.2 million square foot office tower in Philadelphia’s central business district.

The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 95.9% of the common equity of the Operating Partnership at December 31, 2004. The common units of limited partnership interest in the Operating Partnership (the “Common Units”) other than those owned by the Trust are exchangeable on a one-for-one basis (subject to anti-dilution protections) for the Trust’s Common Shares of Beneficial Interest, $0.001 par value per share (the “Common Shares”). The Common Units held by the limited partners were exchangeable for approximately 3.7 million Common Shares on December 31, 2004. The Company has issued Series B, C, and D Cumulative Redeemable Preferred Units of the Operating Partnership (the “Preferred Units”). The Preferred Units are exchangeable on a one-for-one basis after a stated date into Cumulative Redeemable Preferred Shares. Collectively, the ownership of the holders of Common and Preferred Units is reflected on the Trust’s financial statements as minority interest.

In October 2004, the Company’s executive offices were relocated from 65 Valley Stream Parkway, Malvern, Pennsylvania 19355 to 500 Chesterfield Parkway, Malvern, Pennsylvania 19355. The telephone number remains (610) 648-1700.

In addition to this annual report on Form 10-K, the Company files periodic and current reports, proxy statements and other information with the SEC. The Company makes these documents available on its website, www.libertyproperty.com, free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. You may also read and copy any document the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Please call the SEC at (800) SEC-0330 for further information about the public reference facilities. These documents also may be accessed through the SEC’s electronic data gathering, analysis and retrieval system (“EDGAR”) via electronic means, including the SEC’s home page on the Internet, www.sec.gov.

Also posted on the Company’s website is the Company’s Code of Conduct, which applies to all of its employees and also serves as a code of ethics for its chief executive officer, chief financial officer and persons performing similar functions. The Company will send the Code of Conduct, free of charge, to anyone who requests a copy in writing to its Investor Relations Department at the address set forth above.

Management and Employees

The Company’s 422 employees (as of March 1, 2005) are under the direction of 19 senior executives, who, on average, have been affiliated with the Company and the Predecessor for 15 years. The Company and the Predecessor have developed and managed commercial real estate for the past 32 years. The Company’s in-house leasing and property management staff operates in markets where it has a significant presence. This structure enables the Company to better understand the characteristics of the local markets in which it operates, to respond quickly and directly to tenant needs and to better identify local real estate opportunities. At December 31, 2004, the Company’s reportable segments were based on the Company’s method of internal reporting and are as follows:

Reportable Segments	Markets
Delaware Valley	Southeastern Pennsylvania; New Jersey
Midwest	Lehigh Valley, Pennsylvania; Michigan; Minnesota; Milwaukee/Chicago
Mid-Atlantic	Maryland; Piedmont Triad, N.C.; Greenville, S.C.; Richmond; Virginia Beach
Florida	Jacksonville; Orlando; Boca Raton; Tampa; Texas
United Kingdom	County of Kent

Business Objective and Strategies for Growth

The Company’s business objective is to maximize long-term profitability for its shareholders by being a recognized leader in commercial real estate through the ownership, management, development, and acquisition, of superior office and industrial properties. The Company intends to achieve this objective through offering office and industrial properties in multiple markets and operating as a leading landlord in the industry. The Company believes that this objective will provide the benefits of enhanced investment opportunities, economies of scale, risk diversification both in terms of geographic market and real estate product type, access to capital, and the ability to attract and retain personnel. The Company also strives to be a leading provider of customer service, providing an exceptional and positive customer experience. In pursuing its business objective, the Company seeks to achieve a combination of internal and external growth, maintain a conservative balance sheet and pursue a strategy of financial flexibility.

Products
The Company strives to be a recognized quality provider of five products (industrial properties, including big box warehouse, multi-tenant industrial, and flex/R&D; and office properties, including single-story office and multi-story office). When the Company’s marketing efforts identify opportunities, the Company will, in appropriate instances, pursue other office and industrial product types including high rise office towers. In January 2005, the Company commenced development of a 1.2 million square foot office tower in Philadelphia’s central business district.

Markets
The Company operates primarily in the Mid-Atlantic, Southeastern and Midwestern United States. Additionally, the Company owns certain assets in the United Kingdom. The Company’s goal is to operate in each of its markets with an appropriate product mix of office and industrial properties. The Company seeks to have a presence that allows it to be viewed as a significant participant in each market. The Company’s efforts emphasize business park development and asset aggregation. The Company gathers information from internal sources and independent third parties and analyzes this information to support its evaluation of markets and market conditions.

Organizational Plan
The Company seeks to maintain a management organization which facilitates efficient execution of the Company’s strategy. As part of this effort, the Company pursues a human resources plan designed to create and maintain a highly regarded real estate company through recruiting, training, and retaining capable people. The structure is designed to support a local office entrepreneurial platform operating within a value-added corporate structure.

The Company upgrades its information technology periodically to keep pace with advances in available technology. The Company commenced a process in 2003 of implementing an enterprise resource planning system. The system was launched in 2004 and the implementation throughout the Company was ongoing in 2004 and will continue in 2005.

Internal Growth Strategies
The Company seeks to maximize the profitability of its Properties by endeavoring to maintain high occupancy levels while obtaining competitive rental rates, controlling costs, and focusing on customer service efforts.

Maintain High Occupancies
The Company believes that the quality and diversity of its tenant base and its strategy of operating in multiple markets is integral to achieving its goal of attaining high occupancy levels for its portfolio. The Company targets financially stable tenants in an effort to minimize uncertainty relating to the ability of the tenants to meet their lease obligations.

Cost Controls
The Company seeks to identify best practices to apply throughout the Company in order to enhance cost savings and other efficiencies. The Company also employs an annual capital improvement and preventative maintenance program designed to reduce the operating costs of the Properties and maintain the long-term value of the Properties.

Customer Service Initiatives
The Company seeks to achieve high tenant retention through a comprehensive customer service program, which is designed to provide an exceptional and positive customer experience. The customer service program establishes best practices and provides an appropriate customer feedback process. The Company believes that the program has been helpful in increasing customer satisfaction.

External Growth Strategies
The Company seeks to enhance its long-term profitability through the development, acquisition and disposition of properties.

Development
The Company pursues attractive development opportunities, focusing primarily on high-quality suburban industrial and office properties within its existing markets. When the Company’s marketing efforts identify opportunities, the Company will pursue urban opportunities and development opportunities outside of the Company’s established markets. The Company and its Predecessor have developed over 46 million square feet of commercial real estate during the past 32 years. The Company’s development activities generally fall into two categories: build-to-suit projects and projects built for inventory (projects that are less than 75% leased prior to commencement of construction). The Company develops build-to-suit projects for existing and new tenants. The Company also builds properties for inventory where the Company has identified sufficient demand at market rental rates to justify such construction.

During the year ended December 31, 2004, the Company completed 11 build-to-suit projects, two build-to-suit expansions, one inventory project, and one inventory expansion totaling approximately 1.4 million square feet of leaseable space and representing an aggregate Total Investment, as defined below, of approximately $104.2 million. As of December 31, 2004, these completed development properties were approximately 99.6% leased. The “Total Investment” for a Property is defined as the Property’s purchase price plus closing costs and management’s estimate, as determined at the time of acquisition, of the cost of necessary building improvements in the case of acquisitions, or land costs and land and building improvement costs in the case of development projects, and, where appropriate, other development costs and carrying costs.

As of December 31, 2004 the Company had 16 Properties Under Development which are expected to generate, upon completion, approximately 1.7 million leaseable square feet and are expected to represent a Total Investment of approximately $143.9 million. Approximately 14.4% of such leaseable space was pre-leased as of December 31, 2004. The scheduled deliveries of the 1.7 million square feet of leaseable space in Properties Under Development are as follows (in thousands, except percentages):

	Square Feet				Percent Leased	Total
Scheduled In-Service Date	Ind-Dist.	Ind-Flex	Office	Total	December 31, 2004	Investment
1st Quarter 2005	–	59	31	90	78.7%	$8,721
2nd Quarter 2005	–	–	74	74	79.9%	9,318
3rd Quarter 2005	–	–	35	35	60.3%	11,306
4th Quarter 2005	104	–	100	204	38.2%	21,346
1st Quarter 2006	134	59	102	295	4.6%	26,991
2nd Quarter 2006	738	83	25	846	–	39,835
3rd Quarter 2006	–	–	76	76	–	14,915
4th Quarter 2006	–	–	65	65	–	11,464

Total	976	201	508	1,685	14.4%	$143,896

In addition to the above, in January 2005, the Company commenced development of a 1.2 million square foot office tower in Philadelphia’s central business district. Comcast Corporation has signed a 15 1/2 year lease for 534,000 square feet of space. The office tower, to be known as Comcast Center, is expected to be completed in late 2007.

The Company believes that, because it is a fully integrated real estate firm, its base of commercially zoned land in existing industrial and office business parks provides a competitive advantage for future development activities. As of December 31, 2004, the Company owned 1,108 acres of land held for development, substantially all zoned for commercial use. Substantially all of the land is located adjacent to or within existing industrial or business parks with site improvements, such as public sewers, water and utilities, available for service. The Company anticipates that its land holdings would support, as and when developed, approximately 12.5 million leaseable square feet, including the Comcast Center described above. The Company’s investment in land held for development as of December 31, 2004 was $171.1 million.

Acquisitions/Dispositions
The Company seeks to acquire properties consistent with its business objectives and strategies. The Company executes its acquisition strategy by purchasing properties which management believes will create shareholder value over the long-term.

During the year ended December 31, 2004, the Company acquired 20 properties comprising approximately 3.9 million leaseable square feet for a Total Investment of $235.8 million.

The Company disposes of Properties and land held for development which no longer fit within the Company’s strategic plan, or with respect to which the Company believes it can optimize cash proceeds. During the year ended December 31, 2004, the Company sold ten Properties in Operation, which contained 760,000 square feet of leaseable space, and eight parcels of land, for an aggregate of $59.6 million.

Joint Ventures
The Company, from time to time, considers joint venture opportunities with institutional investors or other real estate companies. Joint venture partnerships provide the Company with additional sources of capital to share investment risk and fund its capital requirements. In some instances, joint venture partnerships provide the Company with additional local market or product type expertise. As of December 31, 2004, the Company had investments in unconsolidated joint ventures, totaling $24.4 million. In addition, the Company has an investment in consolidated joint ventures which own assets approximating $41.0 million. Interest held by others in these consolidated joint ventures is reflected as minority interests.

United Kingdom Operations
The Company’s United Kingdom operation includes 15 Properties in Operation and one development property which are located in a 650-acre, mixed commercial and residential community in the County of Kent, England. The community known as “Kings Hill” is located approximately 25 miles southeast of London. The community has been developed over the past decade by a joint initiative between the County of Kent and Rouse Kent Limited (“RKL”). During 2003, the Company exercised its option to purchase RKL for nominal consideration. The development agreement with the County of Kent allows RKL to develop additional commercial space and to participate in proceeds from the sale of residential land parcels to homebuilders. Subject to obtaining appropriate planning consents, further expansion of this community may take place.

The Company has also invested in two joint ventures to develop projects in separate locations in England and one joint venture which owns a Property in Operation. The Company believes that its development expertise, its access to capital and its relationship with tenants engaged in international business will create opportunities to service the needs of these tenants in both the United States and the United Kingdom. To date, these joint ventures have been entered into with established real estate developers in the United Kingdom.

The Company continues to pursue its investment in Kings Hill and to identify other development and acquisition opportunities in the United Kingdom.

Subsequent Events

The Company intends to continue to pursue its development, acquisition and disposition strategies. The Company is currently in various stages of discussions and negotiations with respect to development, acquisition and disposition projects. The consummation of these or any other future developments, acquisitions or dispositions, if any, and the pace at which developments may be completed and acquisitions and dispositions made cannot be guaranteed.

Risk Factors

The Company’s results from operations and the ability to make distributions to our shareholders and pay debt service on our indebtedness may be affected by the risk factors set forth below. (The Company refers to itself as “we”, “us” or “our” in the following risk factors.) This section contains some forward looking statements. You should refer to the explanation of the qualifications and limitations on forward looking statements on page 4.

Risks Related to Our Business

Unfavorable events concerning our existing tenants, or negative market conditions that may affect our existing tenants could have an adverse impact on our ability to attract new tenants, relet space, collect rent or renew leases, and thus could have a negative effect on our cash flow from operations and inhibit growth.
Our cash flow from operations depends on our ability to lease space to tenants on economically favorable terms. Therefore, we could be adversely affected by various facts and events over which we have limited control, such as:

•	lack of demand for space in the areas where our Properties are located
•	inability to retain existing tenants and attract new tenants
•	oversupply of or reduced demand for space and changes in market rental rates
•	defaults by our tenants or their failure to pay rent on a timely basis
•	the need to periodically renovate and repair our space
•	physical damage to our Properties
•	economic or physical decline of the areas where our Properties are located
•	potential risk of functional obsolescence of our Properties over time

At any time, any of our tenants may experience a downturn in its business that may weaken its financial condition. As a result, a tenant may delay lease commencement, fail to make rental payments when due, decline to extend a lease upon its expiration, become insolvent or declare bankruptcy. Any tenant bankruptcy or insolvency, leasing delay or failure to make rental payments when due could result in the termination of the tenant’s lease and material losses to our Company.

If our tenants do not renew their leases as they expire, we may not be able to rent the space. Furthermore, leases that are renewed, and some new leases for space that is relet, may have terms that are less economically favorable to us than current lease terms, or may require us to incur significant costs, such as for renovations, tenant improvements or lease transaction costs.

Any of these events could adversely affect our cash flow from operations and our ability to make expected distributions to shareholders and service our indebtedness.

A significant portion of our costs, such as real estate taxes, insurance costs, and debt service payments, generally are not reduced when circumstances cause a decrease in cash flow from our Properties.

We may not be able to compete successfully with other entities that operate in our industry.
We experience a great deal of competition in attracting tenants for our Properties and in locating land to develop and properties to acquire.

In our effort to lease our Properties, we compete for tenants with a broad spectrum of other landlords in each of our markets. These competitors include, among others, publicly-held REITs, privately-held entities, individual property owners and tenants who wish to sublease their space. Some of these competitors may be able to offer prospective tenants more attractive financial terms than we are able to offer.

We may experience increased operating costs, which could adversely affect our operations.
Our Properties are subject to increases in operating expenses such as insurance, cleaning, electricity, heating, ventilation and air conditioning, general and administrative costs and other costs associated with security, landscaping, repairs and maintenance of our Properties. While our current tenants generally are obligated to pay a significant portion of these costs, there is no assurance that these tenants will make such payments or agree to pay these costs upon renewal or that new tenants will agree to pay these costs. If operating expenses increase in our markets, we may not be able to increase rents or reimbursements in all of these markets so as to meet increased expenses without at the same time decreasing occupancy rates. If this occurs, our ability to make distributions to shareholders and service our indebtedness could be adversely affected.

Our ability to achieve growth in operating income depends in part on our ability to develop properties which may suffer under certain circumstances.
We intend to continue to develop properties where warranted by market conditions. The decline in demand for real estate has reduced the amount of development we are undertaking. We have a number of ongoing development projects and a number of land projects being readied for development. These projects include the Comcast Center, a 1.2 million square foot office tower in Philadelphia’s central business district, which is discussed below.

Additionally, our general construction and development activities include the risks that:

•	construction and leasing of a property may not be completed on schedule, which could result in increased expenses and construction costs, and would result in reduced profitability for that property
•
construction costs may exceed our original estimates due to increases in interest rates and increased materials, labor or other costs, possibly making the property unprofitable because we may not be able to increase rents to compensate for the increase in construction costs

•	some developments may fail to achieve expectations, possibly making them unprofitable
•
we may be unable to obtain, or face delays in obtaining, required zoning, land-use, building, occupancy, and other governmental permits and authorizations, which could result in increased costs and could require us to abandon our activities entirely with respect to a project

•
we may abandon development opportunities after we begin to explore them and as a result, we may fail to recover costs already incurred. If we determine to alter or discontinue our development efforts, past and future costs of the investment may be expensed rather than capitalized and we may determine the investment is impaired resulting in a loss

•	we may expend funds on and devote management’s time to projects which we do not complete
•
occupancy rates and rents at newly completed properties may fluctuate depending on a number of factors, including market and economic conditions, and may result in lower than projected rental rates with the result that our investment is not profitable

Our Comcast Center project (previously known as the “One Pennsylvania Plaza” project) is subject to a number of risks related to its development, construction, financing and leasing.
The Company has announced the commencement of the development of a 1.2 million square foot, 57 story office tower in Philadelphia. Construction on the office tower, to be known as the Comcast Center, began in January 2005 and is expected to be complete in late 2007. Comcast Corporation has signed a 15-1/2 year lease and will initially occupy 534,000 square feet, or approximately 44%, of the building’s rentable space. Comcast Corporation has options to increase its occupancy up to 800,000 square feet, or approximately 66%, of the building. The total project cost to be incurred by Liberty is expected to be $435 million.

The project is subject to substantial leasing risk as to the portion of the building not leased to Comcast. The Philadelphia office market generally contains substantial vacancy and has recently experienced a highly competitive leasing environment. Many of the premier office properties in the central business district contain significant vacancy. These conditions have had an adverse impact on market rental rates. Nevertheless, the Company believes that because of the unique features of this state-of-the-art commercial office building, sufficient demand exists from lease expirations of large commercial tenants in Philadelphia’s central business district during the 2006 to 2009 time frame and from prospective new tenants to the market to lease the remainder of the building at suitable rental rates.

Development of a project such as Comcast Center is subject to the general development and construction risks noted above. Those risks are magnified by the size of the project, and include construction risks associated with undertaking a construction project with the engineering and design complexities of an office tower.

The project also bears the investment risk that the market value of this 1.2 million square foot office tower may not support the construction costs of $360 per square foot. Recent sales prices for several modern office towers, which were constructed on average 15 years ago, in Philadelphia’s central business district, are estimated to be an average price of $183 per square foot. The Company believes that the investment value of the completed and leased Comcast Center supports the investment that will be made by the Company.

We face risks associated with property acquisitions.
We acquire individual properties and portfolios of properties, and intend to continue to do so. Our acquisition activities and their success are subject to the following risks:

•	when we are able to locate a desired property, competition from other real estate investors may significantly increase the purchase price
•	acquired properties may fail to perform as expected
•	the actual costs of repositioning or redeveloping acquired properties may be higher than our estimates
•
acquired properties may be located in new markets where we face risks associated with an incomplete knowledge or understanding of the local market, a limited number of established business relationships in the area and a relative unfamiliarity with local governmental and permitting procedures

•
we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations, and as a result, our results of operations and financial condition could be adversely affected

We may acquire properties subject to liabilities and without any recourse, or with only limited recourse, with respect to unknown liabilities. As a result, if a liability were asserted against us based upon ownership of those properties, we might have to pay substantial sums to settle it, which could adversely affect our cash flow.

Many of our Properties are concentrated in our primary markets, and we therefore may suffer economic harm as a result of adverse conditions in those markets.
Our Properties are located principally in specific geographic areas in the Mid-Atlantic, Southeastern and Midwestern United States. Due to the concentration of our Properties in these areas, performance is dependent on economic conditions in these areas. These areas have experienced periods of economic decline.

We may not be able to access financial markets to obtain capital on a timely basis, or on acceptable terms.
In order to qualify as a REIT for federal income tax purposes, we are required to distribute at least 90% of taxable income to shareholders each year, and thus cannot reinvest this portion of income in the business. As a result, retained cash flows are somewhat limited and we may rely on proceeds from Property dispositions and third party capital sources for a portion of our capital needs, including capital for acquisitions and development. The public debt and equity markets are among the sources we rely on. There is no guarantee that we will be able to access these markets, or any other source of capital. The ability to access the public debt and equity markets depends on a variety of factors, including:

•	general economic conditions affecting these markets
•	our own financial structure and performance
•	the market’s opinion of REITs in general
•	the market’s opinion of REITs that own properties like ours

We may suffer adverse effects as a result of the terms of and covenants relating to our indebtedness.
Required payments on our indebtedness generally are not reduced if the economic performance of the portfolio declines. If the economic performance declines, net income, cash flow from operations and cash available for distribution to shareholders will be reduced. If payments on debt cannot be made, we could sustain a loss, or in the case of mortgages, suffer foreclosures by mortgagees or suffer judgments. Further, some obligations, including our $450 million credit facility and unsecured notes, as well as, at December 31, 2004, approximately $123.0 million in outstanding mortgage indebtedness, contain cross-default and/or cross-acceleration provisions, which means that a default on one obligation may constitute a default on other obligations.

We anticipate that only a small portion of the principal of our debt will be repaid prior to maturity. Therefore, we generally need to refinance our outstanding debt as it matures. There is a risk that we may not be able to refinance existing debt or that the terms of any refinancing will not be as favorable as the terms of our existing debt. If principal payments due at maturity cannot be refinanced, extended or repaid with proceeds from other sources, such as the proceeds of sales of assets or new equity securities, our cash flow will not be sufficient to repay all maturing debt in years when significant “balloon” payments come due.

Our credit facility and unsecured debt securities contain customary restrictions, requirements and other limitations on our ability to incur indebtedness, including total debt to asset ratios, secured debt to total asset ratios, debt service coverage ratios and minimum ratios of unencumbered assets to unsecured debt which we must maintain. Our continued ability to borrow under our $450 million credit facility is subject to compliance with our financial and other covenants. In addition, our failure to comply with such covenants could cause a default under this credit facility, and we may then be required to repay such debt with capital from other sources. Under those circumstances, other sources of capital may not be available to us, or be available only on unattractive terms.

Our degree of leverage could limit our ability to obtain additional financing or affect the market price of our common stock.
Our degree of leverage could affect our ability to obtain additional financing for working capital, capital expenditures, acquisitions, development or other general corporate purposes. Our senior unsecured debt is currently rated investment grade by the three major rating agencies. However, there can be no assurance we will be able to maintain this rating, and in the event our senior debt is downgraded from its current rating, we would likely incur higher borrowing costs. Our degree of leverage could also make us more vulnerable to a downturn in business or the economy generally.

Further issuances of equity securities may be dilutive to current shareholders.
The interests of our existing shareholders could be diluted if we issue additional equity securities to finance future developments, acquisitions, or repay indebtedness. The Board of Trustees may issue additional securities without shareholder approval. Our ability to execute our business strategy depends on our access to an appropriate blend of debt financing, including unsecured lines of credit and other forms of secured and unsecured debt, and equity financing, including issuances of common and preferred equity.

An increase in interest rates would increase our interest costs on variable rate debt and could adversely impact our ability to refinance existing debt.
We currently have, and may incur more, indebtedness that bears interest at variable rates. Accordingly, if interest rates increase, so will our interest costs, which would adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our shareholders. Further, rising interest rates could limit our ability to refinance existing debt when it matures.

Property ownership through joint ventures will limit our ability to act exclusively in our interests.
From time to time we invest in joint ventures in which we do not hold a controlling interest. These investments involve risks that do not exist with properties in which we own a controlling interest, including the possibility that our partners may, at any time, have business, economic or other objectives that are inconsistent with our objectives. In instances where we lack a controlling interest, our partners may be in a position to require action that is contrary to our objectives. While we seek to negotiate the terms of these joint ventures in a way that secures our ability to act in our best interests, there can be no assurance that those terms will be sufficient to fully protect us against actions contrary to our interests. If the objectives of our co-venturers are inconsistent with ours, we may not in every case be able to act exclusively in our interests.

We may suffer economic harm if our enterprise resource planning software causes business interruptions.
In 2004 we launched an enterprise resource planning system for our business and its implementation throughout the Company was ongoing in 2004 and will continue in 2005. The objective of the new information technology system is to improve our performance by achieving a number of specific financial and operational measures. The new information technology system has been designed to provide us with a stable, long-term platform enabling us to deliver value to our tenants through information sharing and electronic commerce as these issues become more important in future periods.

Enterprise resource planning implementations are challenging initiatives that carry substantial project risk including the risk of business interruption. Failure to properly implement the new information technology system could have an adverse impact on our operating results.

Risks Related to the Real Estate Industry

Real estate investments are illiquid, and we may not be able to sell our Properties if and when we determine it is appropriate to do so.
Real estate generally cannot be sold quickly. We may not be able to dispose of Properties promptly in response to economic or other conditions. In addition, provisions of the Internal Revenue Code limit a REIT’s ability to sell properties in some situations when it may be economically advantageous to do so, thereby adversely affecting returns to shareholders and adversely impacting our ability to meet our obligations to the holders of other securities.

We may experience economic harm if any damage to our Properties is not covered by insurance.
We carry insurance coverage on our Properties of the type and in amounts that we believe are in line with coverage customarily obtained by owners of similar properties. We believe all of our Properties are adequately insured. However, we cannot guarantee that the limits of our current policies will be sufficient in the event of a catastrophe to our Properties. Our existing property and liability policies expire in May 2005. We cannot guarantee that we will be able to renew or duplicate our current coverages in adequate amounts or at reasonable prices.

We may suffer losses that are not covered under our comprehensive liability, fire, extended coverage and rental loss insurance policies. For example, we may not be insured for losses resulting from acts of war, certain acts of terrorism, or from environmental liabilities. If an uninsured loss or a loss in excess of insured limits should occur, we would nevertheless remain liable for the loss which could adversely affect cash flow from operations.

Potential liability for environmental contamination could result in substantial costs.
Under federal, state and local environmental laws, ordinances and regulations, we may be required to investigate and clean up the effects of releases of hazardous or toxic substances or petroleum products at our Properties simply because of our current or past ownership or operation of the real estate. If unidentified environmental problems arise, we may have to make substantial payments which could adversely affect our cash flow and our ability to make distributions to our shareholders because:

•	as owner or operator, we may have to pay for property damage and for investigation and clean-up costs incurred in connection with the contamination
•	the law typically imposes clean-up responsibility and liability regardless of whether the owner or operator knew of or caused the contamination
•	even if more than one person may be responsible for the contamination, each person who shares legal liability under the environmental laws may be held responsible for all of the clean-up costs
•	governmental entities and third parties may sue the owner or operator of a contaminated site for damages and costs

These costs could be substantial. The presence of hazardous or toxic substances or petroleum products or the failure to properly remediate contamination may materially and adversely affect our ability to borrow against, sell or rent an affected property. In addition, applicable environmental laws create liens on contaminated sites in favor of the government for damages and costs it incurs in connection with a contamination. Changes in laws increasing the potential liability for environmental conditions existing at our Properties may result in significant unanticipated expenditures.

It is our policy to retain independent environmental consultants to conduct Phase I environmental site assessments and asbestos surveys with respect to our acquisition of properties. These assessments generally include a visual inspection of the properties and the surrounding areas, an examination of current and historical uses of the properties and the surrounding areas and a review of relevant state, federal and historical documents, but do not involve invasive techniques such as soil and ground water sampling. Where appropriate, on a property-by-property basis, our practice is to have these consultants conduct additional testing, including sampling for asbestos, for lead in drinking water, for soil contamination where underground storage tanks are or were located or where other past site usages create a potential environmental problem, and for contamination in groundwater. Even though these environmental assessments are conducted, there is still the risk that:

•	the environmental assessments and updates did not identify all potential environmental liabilities
•	a prior owner created a material environmental condition that is not known to us or the independent consultants preparing the assessments
•	new environmental liabilities have developed since the environmental assessments were conducted
•	future uses or conditions such as changes in applicable environmental laws and regulations could result in environmental liability for us

While we test indoor air quality on a regular basis and have an ongoing maintenance program in place to address this aspect of property operations, inquiries about indoor air quality may necessitate special investigation and, depending on the results, remediation. Indoor air quality issues can stem from inadequate ventilation, chemical contaminants from indoor or outdoor sources, pollen, viruses and bacteria. Indoor exposure to chemical or biological contaminants above certain levels can be alleged to be connected to allergic reactions or other health effects and symptoms in susceptible individuals. If these conditions were to occur at one of our Properties, we may need to undertake a targeted remediation program, including without limitation, steps to increase indoor ventilation rates and eliminate sources of contaminants. Such remediation programs could be costly, necessitate the temporary relocation of some or all of the property’s tenants or require rehabilitation of the affected property.

Our Properties may contain or develop harmful mold, which could lead to liability for adverse health effects and costs of remediating the problem.
When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Concern about indoor exposure to mold has been increasing as exposure to mold may cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold at any of our Properties could require us to undertake a costly remediation program to contain or remove the mold from the affected property. In addition, the presence of significant mold could expose us to liability from our tenants, employees of our tenants and others if property damage or health concerns arise.

Compliance with the Americans with Disabilities Act and fire, safety and other regulations may require us to make expenditures that adversely impact our operating results.
All of our Properties are required to comply with the Americans with Disabilities Act, (“ADA”). The ADA generally requires that buildings be made accessible to people with disabilities. Compliance with the ADA requirements could require removal of access barriers and non-compliance could result in imposition of fines by the U.S. government or an award of damages to private litigants, or both. Expenditures related to complying with the provisions of the ADA could adversely affect our results of operations and financial condition and our ability to make distributions to shareholders. In addition, we are required to operate our Properties in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental agencies and bodies and become applicable to our Properties. We may be required to make substantial capital expenditures to comply with those requirements and these expenditures could have a material adverse effect on our operating results and financial condition, as well as our ability to make distributions to shareholders.

Terrorist attacks and other acts of violence or war may adversely impact our operating results and may affect markets on which our securities are traded.
Terrorist attacks against our Properties, or against the United States or United States interests generally, may negatively affect our operations and your investment in our securities. Attacks or armed conflicts could have a direct adverse impact on our Properties or operations through damage, destruction, loss or increased security costs. Any terrorism insurance that we obtain may be insufficient to cover the loss for damages to our Properties as a result of terrorist attacks.

Furthermore, any terrorist attacks or armed conflicts could result in increased volatility in or damage to the United States and worldwide financial markets and economy. Adverse economic conditions could affect the ability of our tenants to pay rent, which could have an adverse impact on our operating results.

Risks Related to Our Organization and Structure

We have elected REIT status under the federal tax laws, and could suffer adverse consequences if we fail to qualify as a REIT.
We have elected REIT status under federal tax laws and have taken the steps known to us to perfect that status, but we cannot be certain that we qualify, or that we will remain qualified. Qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code (the “Code”), as to which there are only limited judicial or administrative interpretations. The complexity of these provisions and of the related income tax regulations is greater in the case of a REIT that holds its assets in partnership form, as we do. Moreover, no assurance can be given that new tax laws will not significantly affect our qualification as a REIT or the federal income tax consequences of such qualification. New laws could be applied retroactively, which means that past operations could be found to be in violation, which would have a negative effect on the business.

If we fail to qualify as a REIT in any taxable year, the distributions to shareholders would not be deductible when computing taxable income. If this happened, we would be subject to federal income tax on our taxable income at regular corporate rates. Also, we could be prevented from qualifying as a REIT for the four years following the year in which we were disqualified. Further, if we requalified as a REIT after failing to qualify, we might have to pay the full corporate-level tax on any unrealized gain in our assets during the period we were not qualified as a REIT. We would then have to distribute to our shareholders the earnings we accumulated while we were not qualified as a REIT. These additional taxes would reduce our funds available for distribution to our shareholders. In addition, while we were disqualified as a REIT, we would not be required by the Internal Revenue Code to make distributions to our shareholders. A failure by the Company to qualify as a REIT and the resulting requirement to pay taxes and interest (and perhaps penalties) would cause us to default under various agreements to which we are a party, including under our credit facility, and would have a material adverse effect on our business, prospects, results of operations, earnings, financial condition and our ability to make distributions to shareholders.

Future economic, market, legal, tax or other considerations may cause our Board of Trustees to revoke our election to qualify as a REIT. This decision requires the consent of the holders of a majority of the voting interests of all of our outstanding Common Shares.

Risks associated with potential borrowings necessary to make distributions to qualify as a REIT.
We intend to make distributions to shareholders to comply with the distribution provisions of the Code necessary to maintain qualification as a REIT and to avoid income taxes and the non-deductible excise tax. Under certain circumstances, we may be required to borrow funds to meet the distribution requirements necessary to achieve the tax benefits associated with qualifying as a REIT. In such circumstances, we might need to borrow funds to avoid adverse tax consequences, even if our management believes that the prevailing market conditions are not generally favorable for such borrowings or that such borrowings would not be advisable in the absence of such tax considerations.

Certain officers of the Trust may not have the same interests as shareholders as to certain tax laws.
Certain officers of the Trust own Common Units. These units may be exchanged for our Common Shares. The officers who own those units and have not yet exchanged them for our Common Shares may suffer different and more adverse tax consequences than holders of our Common Shares suffer in certain situations:

•	when certain of our Properties are sold
•	when debt on those Properties is refinanced
•	if we are involved in a tender offer or merger

The Trust also owns units in the Operating Partnership. Because the Trust, as well as the certain officers who own units, face different consequences than shareholders do, the Trust and those officers may have different objectives as to these transactions than shareholders do.

Certain aspects of our organization could have the effect of restricting or preventing a change of control of our Company, which could have an adverse effect on the price of our shares.
Our charter contains an ownership limit on shares. To qualify as a REIT, five or fewer individuals cannot own, directly or indirectly, more than 50% in value of the outstanding shares of beneficial interest. To this end, our Declaration of Trust, among other things, generally prohibits any holder of the Trust’s shares from owning more than 5% of the Trust’s outstanding shares of beneficial interest, unless that holder gets the consent from the Board of Trustees. This limitation could prevent the acquisition of control of the Company by a third party without the consent from the Board of Trustees.

We have a staggered board and certain restrictive nominating procedures. The Board of Trustees has three classes of trustees. The term of office of one class expires each year. Trustees for each class are elected for three-year terms as that class’ term expires. The terms of the Class II, Class III, and Class I trustees expire in 2005, 2006, and 2007, respectively. Any nominee for trustee must be selected under the nominating provisions contained in our Declaration of Trust and By-Laws. The staggered terms for trustees and the nominating procedures may affect shareholders’ ability to take control of the Company, even if a change in control were in the shareholders’ interest.

The Company can issue preferred shares. Our Declaration of Trust authorizes the Board of Trustees to establish the preferences and rights of any shares issued. The issuance of preferred shares could have the effect of delaying, making more difficult or preventing a change of control of the Company, even if a change in control were in the shareholder’s interest.

We have a poison pill. Under the shareholder rights plan, rights are issued along with each of the Trust’s Common Shares. Holders of these rights can purchase, under certain conditions, a portion of a preferred share of beneficial interest, or receive Common Shares, or common shares of an entity acquiring us, or other consideration, having a value equal to twice the exercise price of the right. The exercise price of the right is $200. This arrangement is often called a “poison pill.” Our poison pill could have the effect of delaying or preventing a change of control of the Company, even if a change in control were in the shareholders’ interest.

There are limitations on acquisition of and changes in control pursuant to, and fiduciary protections of The Board under Maryland law. The Maryland General Corporation Law (“MGCL”) contains provisions which are applicable to the Trust as if the Trust were a corporation. Among these provisions is a section, referred to as the “control share acquisition statute,” which eliminates the voting rights of shares acquired in quantities so as to constitute “control shares,” as defined under the MGCL. The MGCL also contains provisions applicable to us that are referred to as the “business combination statute,” which would generally limit business combinations between the Company and any 10% owners of the Trust’s shares or any affiliate thereof. Further, Maryland law provides broad discretion to the

Board with respect to its fiduciary duties in considering a change in control of our Company, including that the Board is subject to no greater level of scrutiny in considering a change in control transaction than with respect to any other act by the Board. Finally, the “unsolicited takeovers” provisions of the MGCL permit the Board, without shareholder approval and regardless of what is currently provided in our Declaration of Trust or By-Laws, to implement takeover defenses that our Company does not yet have, including: permitting only the Board to fix the size of the Board and permitting only the Board to fill a vacancy on the Board. All of these provisions may have the effect of inhibiting a third party from making an acquisition proposal for our Company or of delaying, deferring or preventing a change in control of the Company under circumstances that otherwise could provide the holders of Common Shares with the opportunity to realize a premium over the then current market price.

Various factors out of our control could hurt the market value of our publicly traded securities.
General market conditions could worsen. The value of our publicly traded securities depends on various market conditions, which may change from time to time. In addition to general economic and market conditions and our particular financial condition and performance, the value of our publicly traded securities could be affected by, among other things, the extent of institutional investor interest in us and the market’s opinion of REITs in general and, in particular, REITs that own and operate properties similar to ours.

The market value of the equity securities of a REIT may be based primarily upon the market’s perception of the REIT’s growth potential and its current and future cash distributions, and may be secondarily based upon the real estate market value of the underlying assets. The failure to meet the market’s expectations with regard to future earnings and cash distributions likely would adversely affect the market price of publicly traded securities.

Rising market interest rates could make an investment in publicly traded securities less attractive. If market interest rates increase, purchasers of publicly traded securities may demand a higher annual yield on the price they pay for their securities. This could adversely affect the market price of publicly traded securities.

Transactions by the Trust or the Operating Partnership could adversely affect debt holders.
Except with respect to several covenants limiting the incurrence of indebtedness and a covenant requiring the Operating Partnership to maintain a certain unencumbered total asset value, our indentures do not contain any additional provisions that would protect holders of the Operating Partnership’s debt securities in the event of (i) a highly leveraged transaction involving the Operating Partnership, (ii) a change of control, or (iii) certain reorganizations, restructurings, mergers or similar transactions involving the Operating Partnership or the Trust.

ITEM 2.	PROPERTIES

The Properties in Operation, as of December 31, 2004, consisted of 443 industrial and 280 office properties. Single tenants completely occupy 249 Properties in Operation. These tenants generally require a reduced level of service in connection with the operation or maintenance of these properties. The remaining 474 of the Company’s Properties in Operation are multi-tenant properties for which the Company renders a range of building, operating and maintenance services.

As of December 31, 2004, the industrial Properties in Operation were 92.9% leased. The average building size for the industrial Properties in Operation is approximately 95,000 square feet. As of December 31, 2004, the office Properties in Operation were approximately 89.7% leased. The average building size for the office Properties in Operation is approximately 70,000 square feet.

A complete listing of the Properties in Operation appears as Schedule III to the financial statements of the Company included in this report. The table below sets forth certain information on the Company’s Properties in Operation as of December 31, 2004 (in thousands, except percentages).

	Type		Rent(1)	Square Feet	% Leased
Delaware Valley	Industrial	-Distribution (2)	$26,301	5,621	96.9%
		-Flex	28,049	3,109	87.2%
	Office		104,779	7,587	93.3%

	Total		159,129	16,317	93.4%

Midwest	Industrial	-Distribution	48,202	12,152	97.0%
		-Flex	42,596	5,815	91.3%
	Office		48,663	4,132	86.3%

	Total		139,461	22,099	93.5%

Mid-Atlantic	Industrial	-Distribution	27,840	7,218	90.8%
		-Flex	8,210	1,074	89.3%
	Office		49,191	4,484	86.4%

	Total		85,241	12,776	89.1%

Florida	Industrial	-Distribution	14,237	3,911	90.0%
		-Flex	21,473	3,081	88.0%
	Office		32,932	2,869	91.1%

	Total		68,642	9,861	89.7%

United Kingdom	Industrial	-Distribution	–	–	–
		-Flex	4,957	170	100.0%
	Office		12,038	432	82.3%

	Total		16,995	602	87.3%

TOTAL	Industrial	-Distribution (2)	116,580	28,902	94.5%
		-Flex	105,285	13,249	89.5%
	Office		247,603	19,504	89.7%

	Total		$469,468	61,655	91.9%

(1)
Rent represents the contractual rent per square foot times the tenant’s square feet leased at December 31, 2004 for tenants in occupancy. Rent does not include the tenant’s obligation to pay property operating expenses and real estate taxes.

(2)
Industrial Distribution properties in the Delaware Valley include properties owned by an unconsolidated joint venture, in which Liberty owns a 25% interest. These 30 properties comprise 3,603,462 square feet of leaseable space, are 96.2% occupied, and are leased for $14.0 million in rent.

The expiring square feet and annual net rent by year for the above Properties in Operation as of December 31, 2004 are as follows (in thousands, except percentages):

	Industrial-
	Distribution (1)		Industrial-Flex		Office		Total
	Square	Annual	Square	Annual	Square	Annual	Square	Annual
Year	Feet	Net Rent	Feet	Net Rent	Feet	Net Rent	Feet	Net Rent
2005	2,940	$13,346	2,156	$18,346	2,985	$41,146	8,081	$72,838
2006	3,525	14,043	2,010	19,254	1,572	22,386	7,107	55,683
2007	3,532	16,361	1,833	17,802	1,894	27,423	7,259	61,586
2008	4,419	18,661	2,106	20,250	2,354	35,709	8,879	74,620
2009	2,829	13,842	1,440	13,421	2,677	42,246	6,946	69,509
2010	1,424	6,981	762	7,447	1,319	23,056	3,505	37,484
Thereafter	8,633	46,832	1,554	18,025	4,689	84,701	14,876	149,558

Total	27,302	$130,066	11,861	$114,545	17,490	$276,667	56,653	$521,278

Total Square Feet	28,902		13,249		19,504		61,655

Percent of Total Annual Net Rent		24.9%		22.0%		53.1%		100.0%

(1) See Footnote (2) on page 17.

The table below highlights the Company’s top ten office tenants and the top ten industrial tenants.

	Percentage		Percentage
Top 10 Office Tenants	of Net Rent	Top 10 Industrial Tenants	of Net Rent
The Vanguard Group, Inc	3.6%	The Government of the United States of America	1.2%
GlaxoSmithKline, LLC	2.0%	TJX Corp.	1.1%
Sanofi Winthrop, Inc.	1.5%	Kellogg USA, Inc.	1.0%
Aetna Life Insurance Company	1.4%	Fieldcrest Cannon Sure Fit, Inc.	0.8%
PPL Energy Plus, LLC	1.2%	Vistakon Division of Johnson & Johnson	0.7%
PNC Bank, National Association	1.1%	DSC Logistics	0.6%
Express Scripts, Inc.	1.1%	Whirlpool Corporation	0.5%
GMAC Mortgage Corporation	1.0%	Dial Corporation	0.5%
Citicorp North America, Inc.	1.0%	Georgia-Pacific Corporation	0.5%
Capital One Services, Inc.	0.8%	J.C. Penney Corporation, Inc.	0.4%

	14.7%		7.3%

ITEM 3.	LEGAL PROCEEDINGS

The ownership of property and provision of services to the public entails an inherent risk of liability. Although the Company is engaged in litigation incidental to its business, there is no legal proceeding to which it is a party which, in the opinion of management, will materially adversely affect the results of the Company’s operations. The Company carries liability insurance against certain types of claims that management believes meets industry standards; however, there can be no assurance that any future legal proceedings (including any related judgments, settlements or costs) will not materially adversely affect the Company’s financial condition, liquidity, or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2004.

PART II

ITEM 5.	MARKET FOR THE REGISTRANTS’ COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND RELATED ISSUER PURCHASES OF EQUITY SECURITIES

The Common Shares are traded on the New York Stock Exchange under the symbol “LRY.” There is no established public trading market for the Common Units. The following table sets forth, for the calendar quarters indicated, the high and low closing prices of the Common Shares on the New York Stock Exchange, and the dividends declared per Common Share for such calendar quarter.

			Dividends
			Declared Per
	High	Low	Common Share
2004
Fourth Quarter	$43.20	$39.83	$0.61
Third Quarter	41.72	38.31	0.61
Second Quarter	45.35	35.05	0.605
First Quarter	45.47	36.82	0.605
2003
Fourth Quarter	$38.90	$35.45	$0.605
Third Quarter	36.98	33.50	0.605
Second Quarter	34.91	30.72	0.60
First Quarter	32.30	28.91	0.60

As of March 1, 2005, the Common Shares were held by 1,269 holders of record. Since its initial public offering, the Company has paid regular and uninterrupted quarterly dividends.

Although the Company currently anticipates that comparable cash dividends will continue to be paid in the future, the payment of future dividends by the Company will be at the discretion of the Board of Trustees and will depend on numerous factors including the Company’s cash flow, its financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended, and such other factors as the Board of Trustees deems relevant.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth Selected Financial Data for Liberty Property Trust and Liberty Property Limited Partnership as of and for the years ended December 31, 2004, 2003, 2002, 2001 and 2000. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto appearing elsewhere in this report. Certain amounts from prior years have been reclassified to conform to current-year presentation.

	Year Ended December 31,
Operating Data
In thousands, except per share data	2004	2003	2002	2001	2000
Total operating revenue	$655,355	$620,282	$588,048	$567,379	$519,104
Income from continuing operations	$148,697	$149,318	$150,444	$162,200	$157,832
Income available to common shareholders	$161,443	$163,610	$150,237	$155,537	$148,271
Basic:
Income from continuing operations	$1.76	$1.90	$1.85	$2.12	$2.18
Extraordinary item	$–	$–	$–	$–	$(0.03)
Income from discontinued operations	$0.15	$0.18	$0.15	$0.07	$0.05
Income per common share – basic	$1.91	$2.08	$2.00	$2.19	$2.20
Diluted:
Income from continuing operations	$1.73	$1.87	$1.82	$2.05	$2.15
Extraordinary item	$–	$–	$–	$–	$(0.03)
Income from discontinued operations	$0.15	$0.18	$0.15	$0.10	$0.05
Income per common share – diluted	$1.88	$2.05	$1.97	$2.15	$2.17
Distributions paid per common share	$2.425	$2.405	$2.37	$2.30	$2.13
Distributions paid per preferred share	$–	$–	$1.82	$2.20	$2.20
Weighted average number of shares outstanding – basic(1)	84,534	78,575	75,041	71,184	67,442
Weighted average number of shares outstanding – diluted(2)	86,024	79,868	76,272	73,580	68,173

	December 31,
Balance Sheet Data
In thousands	2004	2003	2002	2001	2000
Net real estate	$3,811,354	$3,556,944	$3,389,464	$3,239,999	$3,098,562
Total assets	4,162,827	3,832,553	3,627,061	3,552,825	3,396,355
Total indebtedness	2,133,171	1,885,866	1,866,187	1,753,131	1,703,896
Shareholders’ equity	1,596,259	1,544,897	1,354,431	1,419,321	1,317,368

	Year Ended December 31,
Other Data
Dollars in thousands	2004	2003	2002	2001	2000
Cash provided by operating activities	$292,654	$260,666	$288,243	$303,846	$240,735
Cash used in investing activities	(373,293)	(191,988)	(165,604)	(233,856)	(308,750)
Cash provided by (used in) financing activities	89,618	(58,111)	(131,818)	(55,747)	63,589
Funds from operations available to common shareholders (3)	291,144	280,921	260,750	262,782	234,194
Total leaseable square footage of properties at end of period (in thousands) (4)	61,655	57,149	54,166	49,771	48,216
Number of properties at end of period (4)	723	702	680	645	652
Percentage leased at end of period (4)	92%	92%	91%	94%	96%

(1)	Basic weighted average number of shares includes only vested Common Shares outstanding during the year.

(2)
Diluted weighted average number of shares outstanding includes the dilutive effect of outstanding options for the year ended December 31, 2004, 2003 and 2002. For the year ended December 31, 2001 such number includes the dilutive effect of outstanding options and the dilutive effect of Convertible Debentures (the “Convertible Debentures”). For the year ended December 31, 2000 such number includes the dilutive effect of outstanding options yet excludes Common Shares issuable upon conversion of the Convertible Debentures, because to do so would have been anti-dilutive. The Convertible Debentures matured in July 2001.

(3)
The National Association of Real Estate Investment Trusts (“NAREIT”) has issued a standard definition for Funds from operations (as defined below). The Securities and Exchange Commission has agreed to the disclosure of this non-GAAP financial measure on a per share basis in its Release No. 34-47226, Conditions for Use of Non-GAAP Financial Measures. The Company believes that the calculation of Funds from operations is helpful to investors and management as it is a measure of the Company’s operating performance that excludes depreciation and amortization and gains and losses from property dispositions. As a result, year over year comparison of Funds from operations reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, providing perspective not immediately apparent from net income. In addition, management believes that Funds from operations provides useful information to the investment community about the Company’s financial performance when compared to other REIT’s since Funds from operations is generally recognized as the standard for reporting the operating performance of a REIT. Funds from operations available to common shareholders is defined by NAREIT as net income (computed in accordance with generally accepted accounting principles (“GAAP”)), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Funds from operations available to common shareholders does not represent net income or cash flows from operations as defined by GAAP and does not necessarily indicate that cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income as an indicator of the Company’s operating performance or to cash flows as a measure of liquidity. Funds from operations available to common shareholders also does not represent cash flows generated from operating, investing or financing activities as defined by GAAP. A reconciliation of Funds from operations to Net Income may be found on page 31.

(4)	See Footnote (2) on page 17.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company has an ownership interest in and operates 443 industrial and 280 office properties located primarily in the Mid-Atlantic, Southeastern and Midwestern United States (the “Properties in Operation”) totaling 61.7 million square feet. In addition, as of December 31, 2004, the Company has 16 properties under development (the “Properties under Development” and together with the Properties in Operation the “Properties”) and owns 1,108 acres of land, substantially all of which is zoned for commercial use. Included above are 30 properties comprising 3.6 million square feet and 142 acres of developable land owned by unconsolidated joint ventures.

The Company focuses on creating value for shareholders and increasing profitability and cash flow. With respect to its Properties in Operation, the Company endeavors to maintain high occupancy levels while increasing rental rates. The Company pursues development opportunities that it believes will create value and yield acceptable returns. The Company also acquires properties which it believes will create long-term value, and disposes of Properties which no longer fit within the Company’s strategic objectives or in situations where it can optimize cash proceeds. The Company’s operating results depend primarily upon income from rental operations and are substantially influenced by rental demand for the Properties in Operation.

In 2004 the Company continued to experience the effects of the generally slow real estate economy that has persisted since 2002. This economy has presented a particularly difficult real estate market for landlords. These circumstances impacted many aspects of the Company’s business.

The Properties in Operation, which represent over 95% of the Company’s revenue, were subjected to market conditions characterized by an oversupply of leaseable space and soft demand. These conditions resulted in downward pressure on rental rates and upward pressure on lease transaction costs related to tenant inducements (e.g. tenant improvement costs). In the face of these conditions, the Company successfully leased 12.8 million square feet and attained occupancy of 91.9%, which it believes represents performance which is substantially better than market. However, in spite of the increase in occupancy, due to the decreases in rental rates for renewal and replacement leases, property level operating income for the “Same Store” properties (properties owned since January 1, 2003) declined for 2004 when compared to 2003 by 1.2% on a straight line basis and 1.1% on a cash basis. See further discussion of Same Store results below. The Company believes that these trends for the Properties in Operation (i.e., oversupply of leaseable space, downward pressure on rents, upward pressure on transaction costs), which have persisted in 2003 and 2004 will continue in the aggregate in 2005, notwithstanding improvements in some markets. Although rental rates in certain markets are starting to stabilize, generally rents on renewal or replacement leases will be less than rents on expiring leases.

Conditions in 2004 for the acquisition of properties were very competitive. The Company, however, acquired 20 buildings representing 3.9 million square feet and a Total Investment of $235.8 million. These acquisitions generally served to increase the presence or balance the product mix in markets the Company believes to have significant potential. For 2005, the Company believes that property acquisitions will be in the $200 to $300 million range and, similar to 2004, many of the acquired properties will be either vacant or under leased. The Company believes that these properties are more attractively priced and will positively contribute to earnings upon lease up and stabilization.

Dispositions of Properties which no longer fit within the Company’s strategic objectives or in situations where it can optimize cash proceeds continued in 2004. During 2004, the Company sold $51.1 million in operating Properties. The Company anticipates that dispositions will be in the $75 to $150 million range in 2005.

In 2004, the Company continued to pursue development opportunities. In 2004, the Company brought into service $104.2 million of development properties and initiated $111.8 million in real estate development. The Company believes that in 2005 build-to-suit activity will continue and that conditions in certain markets may continue to support the initiation of inventory projects (i.e. projects that are less than 75% leased prior to the commencement of construction). In January 2005, the Company commenced construction of a 1.2 million square foot, $435 million office tower in Philadelphia’s central business district. Comcast Corporation has signed a lease for 534,000 square feet of space in this office tower.

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

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The Company bases these estimates, judgments and assumptions on historical experience and on other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical policies affect its more significant estimates and assumptions used in the preparation of its consolidated financial statements.

Capitalized Costs
Expenditures directly related to the acquisition, or improvement of real estate, including interest and other costs capitalized on development projects and land being readied for development, are included in net real estate and are stated at cost. The Company considers a development property substantially complete upon the completion of tenant build-out, but no later than one year from the completion of major construction activity. The capitalized costs include pre-construction costs essential to the development of the property, construction costs, interest costs, real estate taxes, development related salaries and other costs incurred during the period of development. Capitalized development related salaries and benefits historically represent approximately 1% of the cost of developed properties brought into service. The determination to capitalize rather than expense costs requires the Company to evaluate the status of the development activity. Capitalized interest for the year ended December 31, 2004 was $13.2 million.

Allowance for Doubtful Accounts
The Company monitors the liquidity and creditworthiness of its tenants on an on-going basis. Based on these reviews, provisions are established, and an allowance for doubtful accounts for estimated losses resulting from the inability of its tenants to make required rental payments is maintained. As of December 31, 2004 and 2003, the Company’s allowance for doubtful accounts totaled $5.9 million and $5.7 million, respectively. For the year ended December 31, 2004, the Company’s bad debt expense totaled $2.4 million as compared to $1.8 million for the year ended December 31, 2003, or 0.4% of operating revenue for 2004 compared to 0.3% for 2003.

Impairment of Real Estate
The Company evaluates its real estate investments upon occurrence of significant adverse changes in operations to assess whether any impairment indicators are present that affect the recovery of the recorded value. If any real estate investment is considered impaired, the carrying value of the property is written down to its estimated fair value. During the years ended December 31, 2004 and 2002, the Company recognized impairment losses of $1.4 million and $11.3 million. The 2004 impairment loss of $1.4 million was on a parcel of land in the Midwest region. The 2002 impairment loss included $5.3 million related to three parcels of land and an impairment loss of $6.0 million on assets held for sale. This loss was subsequently realized later in 2002 upon the disposal of those assets held for sale. The determination of whether impairment exists requires the Company to make estimates, judgments and assumptions about the future utility of the assets. The Company has evaluated each of the properties and land held for development and has determined that there are no additional valuation adjustments that need to be made at December 31, 2004.

Intangibles
In accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Standards (“SFAS”) No. 141, “Business Combinations,” the Company allocates the purchase price of real estate to land, building and improvements and intangibles based on the relative fair value of each component. The value ascribed to in-place leases is based on the rental rates for the existing leases compared to the Company’s estimate of the fair market lease rates for leases of similar terms and present valuing the difference based on an interest rate which reflects the risks associated with the leases acquired. Origination values are also assigned to in-place leases, and, where appropriate, value is assigned to customer relationships. Origination cost estimates include the costs to execute leases with terms similar to the remaining lease terms of the in-place leases, including leasing commissions, legal and other related expenses. Additionally, the Company estimates carrying costs during the expected lease-up periods including real estate taxes, other operating expenses and lost rentals at market rates. The Company depreciates the amounts allocated to building and improvements over 40 years and the amounts allocated to intangible assets relating to in-place leases, which are included in deferred financing and leasing costs in the accompanying balance sheet, over the remaining term of the related leases. In the event that a tenant terminates its lease, the unamortized portion of the intangible is charged to expense.

Results of Operations

The following discussion is based on the consolidated financial statements of the Company. It compares the results of operations of the Company for the year ended December 31, 2004 with the results of operations of the Company for the year ended December 31, 2003, and the results of operations of the Company for the year ended December 31, 2003 with the results of operations of the Company for the year ended December 31, 2002. As a result of the varying level of development, acquisition and disposition activities by the Company in 2004 and 2003, the overall operating results of the Company during such periods are not directly comparable. However, certain data, including the Same Store comparison, do lend themselves to direct comparison.

This information should be read in conjunction with the accompanying consolidated financial statements and notes included elsewhere in this report.

Comparison of Year Ended December 31, 2004 to Year Ended December 31, 2003.
The Company’s average gross investment in operating real estate owned for the year ended December 31, 2004 increased to $4,064.2 million from $3,733.2 million at December 31, 2003. This increase resulted from the increased investment in real estate acquired or developed, partially offset by Property dispositions. This increased investment in operating real estate resulted in increases in rental revenue, rental property operating expenses and real estate taxes, and depreciation and amortization expense.

Total operating revenue increased to $655.4 million for the year ended December 31, 2004 from $620.3 million for the year ended December 31, 2003. This $35.1 million increase was primarily due to the net increase in investment in real estate. Partially offsetting this increase was a decrease in “Termination fees,” which totaled $10.9 million for the year ended December 31, 2004 as compared to $14.1 million for the same period in 2003. “Termination Fees” are fees that the Company has agreed to accept in consideration for permitting certain tenants to terminate their leases prior to the contractual expiration date. Termination Fees are included in rental revenue.

The Company evaluates the performance of the Properties in Operation by reportable segment (see Note 13 to the Company’s financial statements). The property level operating income for the Lehigh Valley, Mid-Atlantic and United Kingdom segments increased by 9.3%, 8.9% and 50.2%, respectively, for the year ended December 31, 2004 as compared to 2003. There was no significant change in property level operating income for the Company’s other segments. The increase in the Lehigh Valley segment is due to the delivery of $99.2 million in completed developments during 2003 and 2004 and property acquisitions of $71.8 million in 2004. The increase in the Mid-Atlantic segment resulted from $131.9 million in property acquisitions that were made during 2003 and 2004. Acquisitions and completed development in 2003 contributed to property level operating income for a partial period in 2003 as compared to a full year in 2004. The increase in the United Kingdom segment is due to the purchase of Rouse Kent Limited on July 1, 2003.

Property level operating income, exclusive of Termination Fees, for the Same Store properties decreased to $399.8 million for the year ended December 31, 2004 from $404.6 million for the year ended December 31, 2003, on a straight line basis (which recognizes rental revenue evenly over the life of the lease), and decreased to $391.1 million for the year ended December 31, 2004 from $395.6 million for the year ended December 31, 2003 on a cash basis. These decreases of 1.2% and 1.1%, respectively, were primarily due to decreases in rental rates. At December 31, 2004, the occupancy of the Same Store portfolio increased to 93.2% as compared to 92.4% at December 31, 2003.

Management generally considers the performance of the Same Store properties to be a useful financial performance measure because the results are directly comparable from period to period. Management further believes that the performance comparison should exclude Termination Fees since they are more event specific and are not representative of ordinary performance results. In addition, Same Store property level operating income exclusive of Termination Fees is considered, by management, to be a more reliable indicator of the portfolio’s baseline performance. The Same Store properties consist of the 631 properties totaling approximately 49.7 million square feet owned since January 1, 2003.

Set forth below is a schedule comparing the property level operating income, on a straight line basis and on a cash basis, for the Same Store properties for the years ended December 31, 2004 and 2003. Same Store property level income is a non-GAAP measure and does not represent income before property dispositions, income taxes and minority interest because it does not reflect the consolidated operations of the Company. Investors should review Same Store results, along with Funds from operations (see Liquidity and Resource section), GAAP net income and cash flow from operating activities, investing activities and financing activities when trying to understand the Company’s operating performance. Also, set forth below is a reconciliation of Same Store property level operating income to net income.

	Year Ended December 31,
	2004	2003
	(in thousands)
Same Store:
Rental revenue	$413,299	$414,743

Operating expenses:
Rental property expense	123,778	118,628
Real estate taxes	59,657	58,898
Operating expense recovery	(169,914)	(167,387)

Unrecovered operating expenses	13,521	10,139

Property level operating income	399,778	404,604
Less straight line rent	8,724	9,037

Cash basis property level operating income	$391,054	$395,567

Reconciliation of non-GAAP financial measure:
Property level operating income – same store	$399,778	$404,604
Property level operating income – properties purchased or developed subsequent to January 1, 2003	43,326	16,341
Termination fees	10,877	14,078
General and administrative expense	(33,309)	(28,415)
Depreciation and amortization expense	(135,497)	(121,498)
Other income (expense)	(116,762)	(115,586)
Gain on property dispositions	496	447
Income taxes	(1,820)	(2,326)
Minority interest	(17,617)	(20,071)
Equity in (loss) earnings of unconsolidated joint ventures	(775)	1,744
Discontinued operations, net of minority interest	12,746	14,292

Net income	$161,443	$163,610

General and administrative expenses increased to $33.3 million for the year ended December 31, 2004 from $28.4 million for the year ended December 31, 2003. These increases were primarily due to increases in salaries and increases in personnel consistent with the increase in the number of properties and the size of the Company. The increase in general and administrative expenses was also due to the expensing of stock options and related long term incentive compensation, an increase in cancelled project costs and increased costs relating to compliance with the requirements of the Sarbanes-Oxley legislation and related regulatory requirements.

Depreciation and amortization increased to $135.5 million for the year ended December 31, 2004 from $121.5 million for the year ended December 31, 2003. The increase was primarily due to the increase in gross investment in operating real estate during the respective periods and particularly the increased investment in leasing costs, which are amortized over a relatively shorter period than buildings and improvements.

Interest expense increased to $123.4 million for the year ended December 31, 2004 from $123.2 million for the year ended December 31, 2003. This increase was due to an increase in the average debt outstanding for the respective periods, which was $1,990.3 million in 2004 and $1,881.5 million in 2003. The effect of the increases in the average debt outstanding was offset by decreases in the weighted average interest rates for the periods, to 6.70% in 2004 from 6.93% in 2003.

Costs directly related to the development of rental properties and land being readied for development are capitalized. Capitalized development costs include interest, development related salaries, property taxes, insurance and other directly identifiable costs during the period of development. Capitalized interest for the year ended December 31,

2004 was $13.2 million as compared to $10.9 million for the year ended December 31, 2003. Capitalized development related salaries and benefits historically represent approximately 1% of the cost of developed properties brought into service.

As a result of the foregoing, the Company’s net income decreased to $161.4 million for the year ended December 31, 2004 from $163.6 million for the year ended December 31, 2003.

Comparison of Year Ended December 31, 2003 to Year Ended December 31, 2002.
The Company’s average gross investment in operating real estate owned for the year ended December 31, 2003 increased to $3,733.2 million from $3,407.9 million at December 31, 2002. This increase resulted from the increased investment in real estate acquired or developed, partially offset by Property dispositions. This increased investment in operating real estate resulted in increases in rental revenue, rental property operating expenses and real estate taxes, and depreciation and amortization expense.

Total operating revenue increased to $620.3 million for the year ended December 31, 2003 from $588.0 million for the year ended December 31, 2002. This $32.3 million increase was primarily due to the net increase in investment in real estate as discussed above. In addition, during 2003, the Company accepted Termination Fees totaling $14.1 million as compared to $8.4 million for the same period in 2002. Termination Fees are included in rental revenue.

The Company evaluates the performance of the Properties in Operation by reportable segment (see Note 13 to the Company’s financial statements). The property level operating income for the United Kingdom and Florida segments increased by 43.1% and 14.3%, respectively, for the year ended December 31, 2003 as compared to 2002. The increase in the United Kingdom was due to the purchase of Rouse Kent Limited on July 1, 2003. The increase in Florida was due to an increase in occupancy during 2003 as compared to 2002. These increases were partially offset by a decrease in the operating results of the Delaware Valley segment due to the disposition of Properties during the fourth quarter of 2002 to Liberty Venture I, LP (see Note 4 to the Company’s financial statements).

Property level operating income, exclusive of Termination Fees, for the “Prior Year Same Store” (as defined below) properties decreased to $377.6 million for the year ended December 31, 2003 from $385.9 million for the year ended December 31, 2002, on a straight line basis and decreased to $370.5 million for the year ended December 31, 2003 from $377.5 million for the year ended December 31, 2002 on a cash basis. These decreases of 2.1% and 1.9%, respectively, were primarily due to decreases in occupancy. At December 31, 2003, the occupancy of the Prior Year Same Store portfolio was flat as compared to December 31, 2002 at 92.4%.

Management generally considers the performance of the Prior Year Same Store properties to be a useful financial performance measure because the results are directly comparable from period to period. Management further believes that the performance comparison should exclude Termination Fees since they are more event specific and are not representative of ordinary performance results. In addition, Prior Year Same Store property level operating income exclusive of Termination Fees is considered, by management, to be a more reliable indicator of the portfolio’s baseline performance. The Prior Year Same Store properties consist of the 603 properties totaling approximately 46.6 million square feet owned since January 1, 2002.

Set forth below is a schedule comparing the property level operating income, on a straight line basis and on a cash basis, for the Prior Year Same Store properties for the years ended December 31, 2003 and 2002. Prior Year Same Store property level income is a non-GAAP measure and does not represent income before property dispositions, income taxes and minority interest because it does not reflect the consolidated operations of the Company. Investors should review Prior Year Same Store results, along with Funds from operations (see Liquidity and Resource section), GAAP net income and cash flow from operating activities, investing activities and financing activities when trying to understand the Company’s operating performance. Also, set forth below is a reconciliation of Prior Year Same Store property level operating income to net income.

	Year Ended December 31,
	2003	2002
	(in thousands)
Prior Year Same Store:
Rental revenue	$388,433	$393,313

Operating expenses:
Rental property expense	113,918	104,886
Real estate taxes	55,073	53,558
Operating expense recovery	(158,136)	(150,983)

Unrecovered operating expenses	10,855	7,461

Property level operating income	377,578	385,852
Less straight line rent	7,120	8,337

Cash basis property level operating income	$370,458	$377,515

Reconciliation of non-GAAP financial measure:
Property level operating income – prior year same store	$377,578	$385,852
Property level operating income – properties purchased or developed subsequent to January 1, 2002	43,367	23,085
Termination fees	14,078	8,389
General and administrative expense	(28,415)	(21,745)
Depreciation and amortization expense	(121,498)	(108,619)
Other income (expense)	(115,586)	(106,620)
Gain (loss) gain on property dispositions	447	(9,300)
Income taxes	(2,326)	(656)
Minority interest	(20,071)	(20,197)
Equity in (loss) earnings of unconsolidated joint ventures	1,744	255
Discontinued operations, net of minority interest	14,292	11,221

Net income	$163,610	$161,665

General and administrative expenses increased to $28.4 million for the year ended December 31, 2003 from $21.7 million for the year ended December 31, 2002. These increases are primarily due to costs relating to the Company’s investment in an enterprise resource planning initiative to update company wide accounting and business process software and due to the expense from the accelerated vesting of restricted stock and options related to the death of former Chairman Willard G. Rouse III.

Depreciation and amortization increased to $121.5 million for the year ended December 31, 2003 from $108.6 million for the year ended December 31, 2002. The increase is primarily due to the increase in gross investment in operating real estate during the respective periods and particularly the increased investment in leasing costs, which are amortized over a relatively shorter period that buildings and improvements.

Interest expense increased to $123.2 million for the year ended December 31, 2003 from $115.2 million for the year ended December 31, 2002. This increase is due to an increase in the average debt outstanding for the respective periods, which was $1,881.5 million in 2003 and $1,820.5 million in 2002. The effect of the increases in the average debt outstanding was partially offset by decreases in the weighted average interest rates for the periods, to 6.93% in 2003 from 7.09% in 2002.

Costs directly related to the development of rental properties and land being readied for development are capitalized. Capitalized development costs include interest, salaries, property taxes, insurance and other directly identifiable costs during the period of development. Capitalized interest for the year ended December 31, 2003 was $10.9 million as compared to $16.5 million for the year ended December 31, 2002. Capitalized development salaries and benefits historically represent approximately 1% of the cost of developed properties brought into service.

As a result of the foregoing, the Company’s net income increased to $163.6 million for the year ended December 31, 2003 from $161.7 million for the year ended December 31, 2002.

Liquidity and Capital Resources

As of December 31, 2004, the Company had cash and cash equivalents of $68.3 million, including $34.6 million in restricted cash.

Net cash flow provided by operating activities increased to $292.7 million for the year ended December 31, 2004 from $260.7 million for the year ended December 31, 2003. This $32.0 million increase was due to increased cash flow from operating properties due to the greater number of properties owned in 2004 compared to 2003 and also due to fluctuations in operating assets and liabilities during the respective periods. Net cash flow provided by operations is the primary source of liquidity to fund distributions to shareholders and for the recurring capital expenditures and leasing transaction costs for the Company’s Properties in Operation.

Net cash used in investing activities increased to $373.3 million for the year ended December 31, 2004 from $192.0 million for the year ended December 31, 2003. This $181.3 million increase primarily resulted from an increased investment in properties and an increased investment in development in progress compared to 2003.

Net cash provided by financing activities was $89.6 million for the year ended December 31, 2004 compared to $58.1 million used for the year ended December 31, 2003. This $147.7 million change was primarily due to the issuance of unsecured notes in 2004 and increased net borrowings on the credit facility offset by a decrease in net proceeds from the issuance of common shares. Net cash provided by or used by financing activities includes proceeds from the issuance of equity and debt, net of debt repayments and shareholder distributions, and the redemption of preferred shares. Cash provided by financing activities is a source of capital utilized by the Company to fund investment activities.

The Company funds its development and acquisitions with long-term capital sources including proceeds from the disposition of Properties. For the year ended December 31, 2003, these activities were funded through a $350 million Credit Facility (the “$350 million Credit Facility”). In December 2004, the borrowing capacity of the $350 million Credit Facility was increased to $450 million (the “new $450 million Credit Facility”). The interest rate on borrowings under the credit facilities fluctuate based upon ratings from Moody’s Investors Service, Inc. (“Moody’s”), Standard and Poor’s Ratings Group (“S&P”) and Fitch, Inc. (“Fitch”). The current ratings for the Company’s senior unsecured debt are Baa2, BBB and BBB from Moody’s, S&P and Fitch, respectively. At these ratings, the interest rate for borrowings under the new $450 million Credit Facility is 70 basis points over LIBOR. The new $450 million Credit Facility expires in January 2006, and has a one year extension option.

The Company uses debt financing to lower its overall cost of capital in an attempt to increase the return to shareholders. The Company staggers its debt maturities and maintains debt levels it considers to be prudent. In determining its debt levels, the Company considers various financial measures including the debt to gross assets ratio and the earnings to fixed charge coverage ratio. As of December 31, 2004 the Company’s debt to gross assets ratio was 43.9%, and for the year ended December 31, 2004, the earnings to fixed charge coverage ratio was 2.9x. Debt to gross assets equals total long-term debt and borrowings under the new $450 million Credit Facility divided by total assets plus accumulated depreciation. Earnings to fixed charges equals income from continuing operations before property dispositions and minority interest, including operating activity from discontinued operations, plus interest expense and depreciation and amortization, divided by interest expense, including capitalized interest, plus distributions on preferred shares and units.

As of December 31, 2004, $366.2 million in mortgage loans and $1,455.0 million in unsecured notes were outstanding with a weighted average interest rate of 7.2%. The interest rates on $1,745.6 million of mortgage loans and unsecured notes are fixed and range from 6.0% to 8.8%. Interest rates on $75.6 million of mortgage loans float with the base rate of the respective lending bank or a municipal bond index. The weighted average remaining term for the mortgage loans and unsecured notes is 5.7 years.

In 2005, $146.4 million in mortgage loans with various interest rates will mature. The Company anticipates that it will refinance or retire these maturities through its available sources of capital.

The Company’s contractual obligations, as of December 31, 2004, are as follows (in thousands):

	Payments Due By Period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt (1)	$2,860,108	$290,237	$820,643	$532,600	$1,216,628
Capital lease obligations	9,284	4,986	324	348	3,626
Operating lease obligations	18,840	656	953	878	16,353
Share of mortgage debt of unconsolidated joint ventures	21,646	–	–	–	21,646
Property development commitments	62,797	14,192	48,605	–	–
Joint venture capital commitments	3,722	2,398	1,324	–	–
Letter of credit	920	920	–	–	–
Purchase obligations (2)	97,333	97,333	–	–	–

Total	$3,074,650	$410,722	$871,849	$533,826	$1,258,253

(1)	Includes principal and interest payments. Interest payments assume current credit facility borrowings and interest rates remain at the December 31, 2004 level until maturity.
(2)	Purchase obligations include obligations to acquire property.

In January 2005, the Company commenced construction of a 1.2 million square foot, $435 million office tower in Philadelphia’s central business district. Comcast Corporation has signed a 15 1/2 year lease for 534,000 square feet of space in this office tower (“Comcast Center”). The Company has entered into a Guaranteed Maximum Price contract for the construction of the Comcast Center. Construction costs covered by this contract represent approximately 60% of the estimated $435 million in total development costs.

General

The Company believes that its existing sources of capital will provide sufficient funds to finance its continued development and acquisition activities. The Company’s existing sources of capital include the public debt and equity markets, proceeds from Property dispositions and net cash provided from operating activities. Additionally, the Company expects to incur variable rate debt, including borrowings under the new $450 million Credit Facility from time to time.

In December 2003, the Company received approximately $99.5 million in net proceeds from the issuance of 2.7 million Common Shares. The Company used the net proceeds from the issuance of Common Shares to pay down borrowings under the $350 million Credit Facility which had been used to fund development and acquisition activity.

In August 2004, the Company issued $200 million of ten year 5.65% senior unsecured notes. The proceeds from this issuance were used to repay $100 million of 7.1% senior unsecured notes which matured on August 15, 2004, pay down outstanding borrowings under the Company’s $350 million Credit Facility, acquire properties and for general corporate purposes.

In September 2004, the quarterly Common Share dividend was increased to $0.61 per share from $0.605 per share. The Company’s annual Common Share dividend paid was $2.425 per share, $2.405 per share, and $2.37 per share in 2004, 2003, and 2002, respectively. In 2004, the Company’s dividend payout ratio was approximately 75% of Funds from operations (as defined below).

In February 2005, the Company consummated the sale of $300 million principal amount of 5.125% senior unsecured notes due 2015. The aggregate net proceeds from such issuance was approximately $296.4 million. The Company used the aggregate net proceeds to pay down outstanding borrowings under the new $450 million Credit Facility and for general corporate purposes.

The Company has an effective S-3 shelf registration statement on file with the SEC (the “Shelf Registration Statement”). As of March 1, 2005, pursuant to the Shelf Registration Statement, the Trust had the capacity to issue up to $586.1 million in equity securities and the Operating Partnership had the capacity to issue up to $306.2 million in debt securities.

Investment in Unconsolidated Joint Ventures
As of December 31, 2004, the Company had investments in unconsolidated joint ventures, totaling $24.4 million.

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

Funds from operations available to common shareholders also does not represent cash flows generated from operating, investing or financing activities as defined by GAAP. Funds from operations (“FFO”) available to common shareholders for the years ended December 31, 2004, 2003, and 2002 are as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2004	2003	2002
Reconciliation of net income to FFO – basic:
Net income	$161,443	$163,610	$161,665
Preferred share distributions	–	–	(7,242)
Excess of preferred share redemption over carrying amount	–	–	(4,186)

Basic – Income available to common shareholders	161,443	163,610	150,237
Basic – income available to common shareholders per weighted average share	$1.91	$2.08	$2.00
Adjustments:
Depreciation and amortization of unconsolidated joint ventures	2,566	663	83
Depreciation and amortization	133,682	120,826	109,063
Gain on property dispositions	(13,502)	(11,822)	(6,436)
Minority interest share in addback for depreciation and amortization, (gain) loss on property dispositions	(5,093)	(4,858)	(4,930)

Funds from operations available to common shareholders – basic	$279,096	$268,419	$248,017

Basic Funds from operations available to common shareholders per weighted average share	$3.30	$3.42	$3.31
Reconciliation of net income to FFO – diluted:
Net income	$161,443	$163,610	$161,665
Preferred share distributions	–	–	(7,242)
Excess of preferred share redemption over carrying amount	–	–	(4,186)

Diluted – income available to common shareholders	161,443	163,610	150,237
Diluted – income available to common shareholders per weighted average share	$1.88	$2.05	$1.97
Adjustments:
Depreciation and amortization of unconsolidated joint ventures	2,566	663	83
Depreciation and amortization	133,682	120,826	109,063
Gain on property dispositions	(13,502)	(11,822)	(6,436)
Minority interest less preferred share distributions	6,955	7,644	7,803

Funds from operations available to common shareholders – diluted	$291,144	$280,921	$260,750

Diluted Funds from operations available to common shareholders per weighted average share	$3.25	$3.36	$3.26
Reconciliation of weighted average shares:
Weighted average common shares – all basic calculations	84,534	78,575	75,041
Dilutive shares for long term compensation plans	1,490	1,293	1,231

Diluted shares for net income calculations	86,024	79,868	76,272
Weighted average common units	3,676	3,693	3,824

Diluted shares for Funds from operations calculations	89,700	83,561	80,096

Inflation
Inflation has remained relatively low during the last three years, and as a result, it has not had a significant impact on the Company during this period. The new $450 million Credit Facility bears interest at a variable rate; therefore, the amount of interest payable under the new $450 million Credit Facility will be influenced by changes in short-term interest rates, which tend to be sensitive to inflation. To the extent an increase in inflation would result in increased operating costs, such as in insurance, real estate taxes and utilities, substantially all of the tenants’ leases require the tenants to absorb these costs as part of their rental obligations. In addition, inflation also may have the effect of increasing market rental rates.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about the Company’s risk management includes forward-looking statements that involve risks and uncertainties. Actual results could differ materially from the results discussed in the forward-looking statements.

The Company’s primary market risk exposure is to changes in interest rates.

The Company is exposed to market risk related to its new $450 million Credit Facility and certain other indebtedness as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.” The interest on the new $450 million Credit Facility and such other indebtedness is subject to fluctuations in the market.

The Company also uses long-term and medium-term debt as a source of capital. These debt instruments are typically issued at fixed interest rates. When these debt instruments mature, the Company typically refinances such debt at then-existing market interest rates which may be more or less than the interest rates on the maturing debt. In addition, the Company may attempt to reduce interest rate risk associated with a forecasted issuance of new debt. In order to reduce interest rate risk associated with these transactions, the Company occasionally enters into interest rate protection agreements.

If the interest rates for variable rate debt were 100 basis points higher or lower during 2004, the Company’s interest expense would have been increased or decreased by approximately $3.3 million. If the interest rate for the fixed rate debt maturing in 2005 was 100 basis points higher or lower than its current rate of 7.6%, the Company’s interest expense would be increased or decreased by approximately $620,000.

The sensitivity analysis above assumes no changes in the Company’s financial structure. It also does not consider future fluctuations in interest rates or the specific actions that might be taken by management to mitigate the impact of such fluctuations.

The Company is also exposed to currency risk on its $150.9 million net investment in the United Kingdom. The Company does not believe that this currency risk exposure is material to its financial statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The dual presentation of financial statements for the Company is required by the Securities and Exchange Commission. The Company is comprised of two Securities and Exchange Commission registrants: Liberty Property Trust and Liberty Property Limited Partnership. Accordingly, financial statements are required for each registrant. The financial information contained within the two sets of financial statements is essentially the same.

Management’s Annual Report on Internal Control Over Financial Reporting

To the Shareholders of Liberty Property Trust:

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Trustees regarding the preparation and fair presentation of published financial statements.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commissions (COSO) in Internal Control — Integrated Framework. Based on our assessment we believe that, as of December 31, 2004, the Company’s internal control over financial reporting is effective based on those criteria.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

February 28, 2005

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders of Liberty Property Trust

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that Liberty Property Trust (the “Trust”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Trust’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Liberty Property Trust maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Liberty Property Trust as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the each of the three years in the period ended December 31, 2004 of the Trust and our report dated February 28, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
February 28, 2005

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders of Liberty Property Trust

We have audited the accompanying consolidated balance sheets of Liberty Property Trust (the “Trust”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Liberty Property Trust at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Liberty Property Trust’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2005 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

Philadelphia, Pennsylvania
February 28, 2005

CONSOLIDATED BALANCE SHEETS OF LIBERTY PROPERTY TRUST
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	DECEMBER 31,
	2004	2003
ASSETS
Real estate:
Land and land improvements	$625,035	$564,332
Buildings and improvements	3,629,508	3,359,996
Less accumulated depreciation	(695,410)	(586,736)

Operating real estate	3,559,133	3,337,592
Development in progress	81,099	56,869
Land held for development	171,122	162,483

Net real estate	3,811,354	3,556,944
Cash and cash equivalents	33,667	21,809
Restricted cash	34,626	15,292
Accounts receivable, net of allowance	21,502	13,053
Deferred rent receivable	66,528	58,015
Deferred financing and leasing costs, net of accumulated amortization (2004, $91,117; 2003, $90,098)	107,148	98,506
Investments in unconsolidated joint ventures	24,372	19,631
Prepaid expenses and other assets	63,630	49,303

Total assets	$4,162,827	$3,832,553

LIABILITIES
Mortgage loans	$366,171	$363,866
Unsecured notes	1,455,000	1,355,000
Credit facility	312,000	167,000
Accounts payable	24,288	15,429
Accrued interest	34,994	32,828
Dividend payable	54,485	52,384
Other liabilities	111,764	93,482

Total liabilities	2,358,702	2,079,989
Minority interest	207,866	207,667
SHAREHOLDERS’ EQUITY
Common shares of beneficial interest, $.001 par value, 191,200,000 shares authorized, 85,734,136 (includes 59,100 in treasury) and 83,071,491 (includes 59,100 in treasury) shares issued and outstanding as of December 31, 2004 and 2003, respectively	86	83
Additional paid-in capital	1,712,759	1,623,446
Accumulated other comprehensive income	25,105	14,710
Unearned compensation	(6,846)	(3,497)
Distributions in excess of net income	(133,518)	(88,518)
Common shares in treasury, at cost, 59,100 shares as of December 31, 2004 and 2003	(1,327)	(1,327)

Total shareholders’ equity	1,596,259	1,544,897

Total liabilities and shareholders’ equity	$4,162,827	$3,832,553

See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS OF LIBERTY PROPERTY TRUST
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	YEAR ENDED DECEMBER 31,
	2004	2003	2002
OPERATING REVENUE
Rental	$470,755	$448,304	$428,299
Operating expense reimbursement	184,600	171,978	159,749

Total operating revenue	655,355	620,282	588,048

OPERATING EXPENSE
Rental property	136,445	123,771	111,567
Real estate taxes	64,929	61,488	59,155
General and administrative	33,309	28,415	21,745
Depreciation and amortization	135,497	121,498	108,619

Total operating expenses	370,180	335,172	301,086

Operating Income	285,175	285,110	286,962
OTHER INCOME (EXPENSE)
Interest and other income	6,590	7,568	8,559
Interest expense	(123,352)	(123,154)	(115,179)

Total other income (expense)	(116,762)	(115,586)	(106,620)

Income before property dispositions, income taxes, minority interest and equity in (loss) earnings of unconsolidated joint ventures	168,413	169,524	180,342
Gain (loss) on property dispositions	496	447	(9,300)
Income taxes	(1,820)	(2,326)	(656)
Minority interest	(17,617)	(20,071)	(20,197)
Equity in (loss) earnings of unconsolidated joint ventures	(775)	1,744	255

Income from continuing operations	148,697	149,318	150,444
Discontinued operations, net of minority interest (including net gain on property dispositions of $11,603, $11,958, and $6,959 for the years ended December 31, 2004, 2003 and 2002)	12,746	14,292	11,221

Net income	161,443	163,610	161,665
Preferred share distributions	–	–	7,242
Excess of preferred share redemption over carrying amount	–	–	4,186

Income available to common shareholders	$161,443	$163,610	$150,237

Earnings per share
Basic:
Income from continuing operations	$1.76	$1.90	$1.85
Income from discontinued operations	0.15	0.18	0.15

Income per common share – basic	$1.91	$2.08	$2.00

Diluted:
Income from continuing operations	$1.73	$1.87	$1.82
Income from discontinued operations	0.15	0.18	0.15

Income per common share – diluted	$1.88	$2.05	$1.97

Weighted average number of common shares outstanding
Basic	84,534	78,575	75,041
Diluted	86,024	79,868	76,272

See accompanying notes.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY OF LIBERTY PROPERTY TRUST
(IN THOUSANDS)

						RETAINED
		COMMON		ACCUMULATED		EARNINGS	COMMON
		SHARES OF	ADDITIONAL	OTHER		(DISTRIBUTIONS	SHARES	TOTAL
	PREFERRED	BENEFICIAL	PAID-IN	COMPREHENSIVE	UNEARNED	IN EXCESS OF NET	HELD IN	SHAREHOLDERS'
	SHARES	INTEREST	CAPITAL	INCOME	COMPENSATION	INCOME)	TREASURY	EQUITY
Balance at January 1, 2002	$120,814	$74	$1,336,350	$(4,101)	$(1,056)	$(31,433)	$(1,327)	$1,419,321
Net proceeds from the issuance of common shares	–	2	67,563	–	–	–	–	67,565
Unearned compensation	–	–	–	–	(694)	–	–	(694)
Net income	–	–	–	–	–	161,665	–	161,665
Distributions on common shares	–	–	–	–	–	(179,300)	–	(179,300)
Distributions on preferred shares	–	–	–	–	–	(7,242)	–	(7,242)
Noncash compensation	–	–	2,640	–	–	–	–	2,640
Minority interest reclassification	–	–	8,533	–	–	–	–	8,533
Redemption of preferred shares	(120,814)	–	–	–	–	(4,186)	–	(125,000)
Foreign currency translation adjustment	–	–	–	6,943	–	–	–	6,943

Balance at December 31, 2002	–	76	1,415,086	2,842	(1,750)	(60,496)	(1,327)	1,354,431
Net proceeds from the issuance of common shares	–	7	206,377	–	–	–	–	206,384
Unearned compensation	–	–	–	–	(1,747)	–	–	(1,747)
Net income	–	–	–	–	–	163,610	–	163,610
Distributions on common shares	–	–	–	–	–	(191,632)	–	(191,632)
Noncash compensation	–	–	4,624	–	–	–	–	4,624
Minority interest reclassification	–	–	(2,641)	–	–	–	–	(2,641)
Foreign currency translation adjustment	–	–	–	11,868	–	–	–	11,868

Balance at December 31, 2003	–	83	1,623,446	14,710	(3,497)	(88,518)	(1,327)	1,544,897
Net proceeds from the issuance of common shares	–	3	85,168	–	–	–	–	85,171
Unearned compensation	–	–	–	–	(3,349)	–	–	(3,349)
Net income	–	–	–	–	–	161,443	–	161,443
Distributions on common shares	–	–	–	–	–	(206,443)	–	(206,443)
Noncash compensation	–	–	5,737	–	–	–	–	5,737
Minority interest reclassification	–	–	(1,592)	–	–	–	–	(1,592)
Foreign currency translation adjustment	–	–	–	10,395	–	–	–	10,395

Balance at December 31, 2004	$–	$86	$1,712,759	$25,105	$(6,846)	$(133,518)	$(1,327)	$1,596,259

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS OF LIBERTY PROPERTY TRUST
(IN THOUSANDS)

	YEAR ENDED DECEMBER 31,
	2004	2003	2002
OPERATING ACTIVITIES
Net income	$161,443	$163,610	$161,665
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	136,700	123,102	110,891
Amortization of deferred financing costs	4,315	4,013	3,979
Equity in loss (earnings) of unconsolidated joint ventures	775	(1,744)	(255)
Minority interest in net income	18,167	20,733	20,657
(Gain) loss on property dispositions	(12,099)	(12,405)	2,341
Noncash compensation	2,388	2,877	1,946
Changes in operating assets and liabilities:
Restricted cash	(19,334)	(12,154)	624
Accounts receivable	(8,449)	5,125	1,121
Deferred rent receivable	(8,513)	(9,240)	(8,491)
Prepaid expenses and other assets	(12,046)	(3,638)	(17,797)
Accounts payable	8,859	(11,848)	5,059
Accrued interest	2,166	257	1,179
Other liabilities	18,282	(8,022)	5,324

Net cash provided by operating activities	292,654	260,666	288,243

INVESTING ACTIVITIES
Investment in properties	(253,017)	(145,997)	(129,825)
Cash paid for business, net of cash acquired	–	16,627	–
Investments in unconsolidated joint ventures	(6,198)	(4,918)	(1,655)
Distributions from unconsolidated joint ventures	682	3,145	–
Proceeds from disposition of properties/land	54,140	49,744	181,903
Investment in development in progress	(105,208)	(59,953)	(167,403)
Investment in land held for development	(34,132)	(27,650)	(29,838)
Increase in deferred leasing costs	(29,560)	(22,986)	(18,786)

Net cash used in investing activities	(373,293)	(191,988)	(165,604)

FINANCING ACTIVITIES
Net proceeds from issuance of common shares	85,171	206,384	67,565
Net proceeds from issuance of preferred units	–	–	22,954
Redemption of preferred shares	–	–	(125,000)
Net proceeds from issuance of unsecured notes	197,517	3,683	148,062
Repayments of unsecured notes	(100,000)	(73,739)	(100,000)
Proceeds from mortgage loans	9,618	1,223	7,810
Repayments of mortgage loans	(23,592)	(15,436)	(9,310)
Proceeds from credit facility	477,800	453,950	444,000
Repayments on credit facility	(332,800)	(418,950)	(380,000)
Increase in deferred financing costs	(199)	(2,640)	(1,143)
Distributions paid on common shares	(204,339)	(187,293)	(176,924)
Distributions paid on preferred shares	–	–	(9,075)
Contributions from minority interests	1,158	637	298
Distributions paid on units	(20,716)	(25,930)	(21,055)

Net cash provided by (used in) financing activities	89,618	(58,111)	(131,818)

Increase (decrease) in cash and cash equivalents	8,979	10,567	(9,179)
Increase related to foreign currency translation	2,879	3,309	1,484
Cash and cash equivalents at beginning of year	21,809	7,933	15,628

Cash and cash equivalents at end of year	$33,667	$21,809	$7,933

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Write-off of fully depreciated property and deferred costs	$27,990	$13,187	$18,608
Investment in unconsolidated joint ventures	–	–	13,053
Issuance of operating partnership units	–	1,151	–
Acquisition of properties	(11,305)	(56,083)	–
Assumption of mortgage loans	11,305	56,083	–

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF LIBERTY PROPERTY TRUST

1.	ORGANIZATION

Liberty Property Trust (the “Trust”) is a self-administered and self-managed Maryland real estate investment trust (a “REIT”). Substantially all of the Trust’s assets are owned directly or indirectly, and substantially all of the Trust’s operations are conducted directly or indirectly, by its subsidiary, Liberty Property Limited Partnership, a Pennsylvania limited partnership (the “Operating Partnership” and, together with the Trust and their consolidated subsidiaries, the “Company”). The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 95.9% of the common equity of the Operating Partnership at December 31, 2004. The Company provides leasing, property management, development, acquisition, and other tenant-related services for a portfolio of industrial and office properties which are located principally within the Mid-Atlantic, Southeastern, and Midwestern United States.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Principles of Consolidation
The Consolidated Financial Statements of the Company include the Trust, the Operating Partnership and wholly owned subsidiaries and those subsidiaries in which the Company owns a majority voting interest with the ability to control operations of the subsidiaries and where no approval, veto or other important rights have been granted to the minority shareholders. All significant intercompany transactions and accounts have been eliminated.

Reclassifications
Certain amounts from prior years have been reclassified to conform to current-year presentation.

Real Estate and Depreciation
The Properties are recorded at the lower of cost or fair value and are depreciated using the straight line method over their estimated useful lives. The estimated useful lives are as follows:

Buildings and improvements	40 years (blended)
Equipment	5-10 years
Tenant improvements	Term of the related lease

Expenditures directly related to acquisition, or improvement of real estate, including interest and other costs capitalized during development, are included in net real estate and are stated at cost. The capitalized costs include pre-construction costs essential to the development of the property, development and construction costs, interest costs, real estate taxes, salaries and other costs incurred during the period of development. Expenditures for maintenance and repairs are charged to operations as incurred.

In accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Standards (“SFAS”) No. 141, “Business Combinations,” the Company allocates the purchase price of real estate to land, building and improvements and intangibles based on the relative fair value of each component. The value ascribed to in-place leases is based on the rental rates for the existing leases compared to market rent for leases of similar terms and present valuing the difference based on market interest rates. Origination values are also assigned to in-place leases, and, where appropriate, value is assigned to customer relationships. The Company depreciates the amounts allocated to building and improvements over 40 years and the amounts allocated to intangible assets relating to in-place leases, which are included in deferred financing and leasing costs in the accompanying balance sheet, over the remaining term of the related leases.

The Company evaluates its real estate investments upon occurrence of a significant adverse change in its operations to assess whether any impairment indicators are present that affect the recovery of the recorded value. If any real estate investment is considered impaired, a loss is recognized to reduce the carrying value of the property to its estimated fair value.

Investment in Unconsolidated Joint Ventures
The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting as the Company exercises significant influence, but does not control these entities. Under the equity method of accounting the net equity investment of the Company is reflected in the Consolidated Balance Sheet and the Company’s share of net income from the joint venture is included on the Consolidated Statement of Operations.

Cash and Cash Equivalents
Highly liquid investments with a maturity of three months or less when purchased are classified as cash equivalents.

Restricted Cash
Restricted cash includes tenant security deposits and escrow funds that the Company maintains pursuant to certain mortgage loans. Restricted cash also includes the undistributed proceeds from the sale of residential land in Kent County, United Kingdom.

Accounts Receivable
The Company’s accounts receivable are comprised of rents and charges for property operating costs due from tenants. The accounts receivable are reduced by an allowance for doubtful accounts. The Company considers tenant credit quality and payment history and general economic conditions in determining the allowance for doubtful accounts.

Deferred Rent Receivable
The Company’s deferred rent receivable represents the cumulative difference between rent revenue recognized on a straight line basis and contractual payments under the terms of tenant leases.

Revenues
The Company earns rental income under operating leases with tenants. Rental income is recognized on a straight line basis over the applicable lease term. Operating expense reimbursements consisting of amounts due from tenants for real estate taxes, utilities and other recoverable costs are recognized as revenue in the period in which the corresponding expenses are incurred.

Termination fees (included in rental revenue) are fees that the Company has agreed to accept in consideration for permitting certain tenants to terminate their lease prior to the contractual expiration date. The Company recognizes termination fees in accordance with Staff Accounting Bulletin 101 when the following conditions are met:

a)	the termination agreement is executed,
b)	the termination fee is determinable,
c)	all landlord services, pursuant to the terminated lease, have been rendered,
d)	collectibility of the termination fee is assured.

Deferred Financing and Leasing Costs
Costs incurred in connection with financing or leasing are capitalized and amortized over the term of the related loan or lease. Deferred financing cost amortization is reported as interest expense. Intangible assets related to acquired in-place leases are amortized over the terms of the related leases.

Income per Common Share
The following table sets forth the computation of basic and diluted income per common share (in thousands, except per share amounts):

	2004			2003
		Weighted			Weighted
		Average			Average
	Income	Shares	Per	Income	Shares	Per
	(Numerator)	(Denominator)	Share	(Numerator)	(Denominator)	Share
Income from continuing operations	$148,697			$149,318
Less: Preferred share distributions	–			-

Basic income from continuing operations
Income from continuing operations available to common shareholders	148,697	84,534	$1.76	149,318	78,575	$1.90

Dilutive shares for long-term compensation plans	–	1,490		–	1,293

Diluted income from continuing operations
Income from continuing operations available to common shareholders and assumed conversions	148,697	86,024	$1.73	149,318	79,868	$1.87

Basic income from discontinued operations
Discontinued operations net of minority interest	12,746	84,534	$0.15	14,292	78,575	$0.18

Dilutive shares for long-term compensation plans	–	1,490		–	1,293

Diluted income from discontinued operations
Discontinued operations net of minority interest	12,746	86,024	$0.15	14,292	79,868	$0.18

Basic income per common share
Income available to common shareholders	161,443	84,534	$1.91	163,610	78,575	$2.08

Dilutive shares for long-term compensation plans	–	1,490		–	1,293

Diluted income per common share
Income available to common shareholders and assumed conversions	$161,443	86,024	$1.88	$163,610	79,868	$2.05

	2002
		Weighted
		Average
	Income	Shares	Per
	(Numerator)	(Denominator)	Share
Income from continuing operations	$150,444
Less: Preferred share distributions	(7,242)
Excess of preferred share redemption over carrying amount	(4,186)

Basic income from continuing operations
Income from continuing operations available to common shareholders	139,016	75,041	$1.85

Dilutive shares for long-term compensation plans	–	1,231

Diluted income from continuing operations
Income from continuing operations available to common shareholders and assumed conversions	139,016	76,272	$1.82

Basic income from discontinued operations
Discontinued operations net of minority interest	11,221	75,041	$0.15

Dilutive shares for long-term compensation plans	–	1,231

Diluted income from discontinued operations
Discontinued operations net of minority interest	11,221	76,272	$0.15

Basic income per common share
Income available to common shareholders	150,237	75,041	$2.00

Dilutive shares for long-term compensation plans	–	1,231

Diluted income per common share
Income available to common shareholders and assumed conversions	$150,237	76,272	$1.97

Fair Value of Financial Instruments
The carrying value of cash and cash equivalents, restricted cash, accounts receivable and accounts payable are reasonable estimates of fair values because of the short-term maturities of these investments. The fair value of the Company’s long-term debt, which is based on estimates by management and on rates quoted on December 31, 2004 for comparable loans, exceeds the aggregate carrying value by approximately $233.8 million at December 31, 2004.

Income Taxes
The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). As a result, the Company generally is not subject to federal income taxation at the corporate level to the extent it distributes annually at least 90% of its REIT taxable income (95% for the years prior to January 1, 2001), as defined in the Code, to its shareholders and satisfies certain other requirements. The Company has met these requirements and, accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements.

Several of the Company’s subsidiaries are taxable REIT subsidiaries and are subject to federal income taxes. The Company is also taxed in certain states and the United Kingdom. Accordingly, the Company has recognized federal, state and United Kingdom income taxes in accordance with US GAAP, as applicable.

The Federal tax cost basis of the real estate at December 31, 2004 was approximately $4.5 billion.

Stock-Based Compensation
At December 31, 2004, the Company had a share-based employee compensation plan as fully described in Note 10. Prior to 2003, the Company accounted for the plan under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No share-based employee compensation cost was reflected in the 2002 net income, as all options granted under this plan had an intrinsic value of zero on the date of grant. Effective January 1, 2003, the Company adopted the fair value recognition provisions of the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” prospectively for all employee option awards granted, modified, or settled after January 1, 2003. Option awards under the Company’s plan vest over three years. Therefore, the cost related to share-based employee compensation included in the determination of net income for 2004, 2003 and 2002 is less than that which would have been recognized if the fair value based method had been applied to all option awards since the original effective date of SFAS No. 123.

Foreign Currency Translation
The functional currency for the Company’s United Kingdom operations is pounds sterling. The Company translates their financial statements into US dollars. Gains and losses resulting from this translation do not impact the results of operations and are included in accumulated other comprehensive income as a separate component of shareholders’ equity.

Newly Issued Accounting Standards
In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95 “Statement of Cash Flows.” SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25 and requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements using a fair value-based method. Effective January 1, 2003, the Company elected to adopt fair value accounting for stock-based compensation consistent with SFAS No. 123 using the prospective method with guidance provided by SFAS No. 148. SFAS No. 123(R) is effective as of the beginning of the first interim period that begins after June 15, 2005. The Company will adopt SFAS No. 123(R) as required in the fourth quarter of 2005 and expect that its effect will not be material to the Company’s consolidated financial statements.

In November 2004, the Emerging Issues Task Force of the FASB reached a tentative conclusion regarding EITF 04-05, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights.” In question is what rights held by the limited partners preclude consolidation of the limited partnership by the sole general partner. The Company is the general partner of several unconsolidated joint ventures and currently does not consolidate these ventures in its financial results based primarily on certain rights of the limited partners. Depending on the outcome of the discussion of the Task Force in future meetings, the outcome could impact whether or not the Company consolidates these partnerships. See Note 4, “Investments in Unconsolidated Joint Ventures” for further information regarding the Company’s accounting for its investment in unconsolidated joint ventures.

3.	REAL ESTATE

At December 31, 2004 and 2003, the Company owned and operated industrial and office properties located principally in suburban mixed-use developments or business parks. The carrying value of these properties by type is as follows (in thousands):

	Land	Buildings
	And Land	And		Accumulated
	Improvements	Improvements	Total	Depreciation
2004:
Industrial properties	$293,908	$1,592,068	$1,885,976	$309,846
Office properties	331,127	2,037,440	2,368,567	385,564

2004 Total	$625,035	$3,629,508	$4,254,543	$695,410

2003:
Industrial properties	$249,353	$1,431,247	$1,680,600	$264,483
Office properties	314,979	1,928,749	2,243,728	322,253

2003 Total	$564,332	$3,359,996	$3,924,328	$586,736

Depreciation expense was $114.2 million in 2004, $105.6 million in 2003, and $93.1 million in 2002.

As of December 31, 2004, the Company has commenced development on 16 properties, which upon completion are expected to comprise approximately 1.7 million square feet of leaseable space. As of December 31, 2004, approximately $81.1 million had been expended for the development of these projects and an additional $62.8 million is estimated to be required for completion.

4.	INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

On November 18, 2002, the Company entered into a joint venture agreement (“Liberty Venture I, LP”) with the Public Employees’ Retirement Association of Colorado. The Company sold or contributed 28 properties with a net book value of $127.5 million to the joint venture in exchange for a 25% ownership interest in the joint venture and $108.8 million in cash. The properties are industrial distribution properties in New Jersey (the Delaware Valley segment). The Company’s share of the joint venture earnings is included in equity in (loss) earnings of unconsolidated joint ventures in the accompanying statement of operations. The Company provides development, leasing and property management services for a fee, and may receive a promoted interest if certain return thresholds are met.

During the years ended December 31, 2004 and 2003, the joint venture purchased additional industrial distribution properties with net book values of approximately $5.5 million and $12.9 million, respectively.

The condensed balance sheets as of December 31, 2004 and 2003 and statements of operations for Liberty Venture I, LP, for the years ended December 31, 2004 and 2003 are as follows (in thousands):

	December 31,
	2004	2003
Balance Sheet:
Real estate	$131,413	$121,544
Less accumulated depreciation	(5,183)	(2,430)

Real estate, net	126,230	119,114
Other assets	16,945	17,822

Total assets	$143,175	$136,936

Mortgage payable	$86,585	$83,279
Other liabilities	3,183	2,006
Partners’ capital	53,407	51,651

Total liabilities and equity	$143,175	$136,936

	Year Ended
	December 31,
	2004	2003
Statement of operations:
Total revenues	$18,746	$19,400
Operating and other expenses	(6,736)	(6,276)
Depreciation and amortization	(8,299)	(4,401)
Interest expense	(4,426)	(3,870)

Net income	$(715)	$4,853

5.	RELATED PARTY TRANSACTIONS

During the year ended December 31, 2003, the Company exercised its option to purchase Rouse Kent Limited (“RKL”) for nominal consideration. As a result of the purchase, the Company’s assets and liabilities increased by approximately $60 million. The operations of RKL are included in the consolidated financial statements beginning July 1, 2003.

RKL owns six buildings which contain 210,000 square feet of leaseable space and has planning permission for the development of additional commercial space. RKL is party to a contract with the County of Kent which contract entitles RKL to participate in proceeds realized from the sale of residential land parcels to homebuilders.

Pursuant to agreements, the Company provided management services with respect to RKL for the six months ended June 30, 2003 for $300,000 and for the year ended December 31, 2002 for $600,000. In addition, the Company paid a fee to RKL for management services which it provided for the Company’s properties owned in the United Kingdom. For the six months ended June 30, 2003 the fees for these services were $223,000 and for the year ended December 31, 2002 the fee for these services were $662,000. The Company recognized interest income on notes receivable from RKL of $1.9 million for the six months ended June 30, 2003, and $3.3 million for the year ended December 31, 2002.

6.	INDEBTEDNESS

Indebtedness consists of mortgage loans, unsecured notes, and borrowings under the credit facility. The weighted average interest rates for the years ended December 31, 2004, 2003, and 2002, were approximately 6.7%, 6.9%, and 7.1%, respectively. Interest expense for the years ended December 31, 2004, 2003, and 2002, aggregated $123.4 million, $123.2 million, and $115.2 million, respectively. Interest costs during these periods of $13.2 million, $10.9 million, and $16.5 million, respectively, were capitalized. Cash paid for interest for the years ended December 31, 2004, 2003, and 2002, was $130.4 million, $132.5 million, and $128.4 million, respectively.

During the year ended December 31, 2004, the Company issued $200 million of ten year 5.65% senior unsecured notes. The proceeds from this issuance were used to repay $100 million of 7.1% senior unsecured notes which matured on August 15, 2004, pay down outstanding borrowings under the Company’s unsecured credit facility, acquire properties and for general corporate purposes.

The Company is subject to financial covenants contained in some of the debt agreements, the most restrictive of which are detailed below under the heading “Credit Facility”. As of December 31, 2004 the Company was in compliance with the financial covenants.

Mortgage Loans, Unsecured Notes
Mortgage loans with maturities ranging from 2005 to 2012 are collateralized by and in some instances cross-collateralized by properties with a net book value of $488.4 million.

As of December 31, 2004, $366.2 million in mortgage loans and $1,455.0 million in unsecured notes were outstanding. The interest rates on $1,745.6 million of mortgage loans and unsecured notes are fixed and range from 6.0% to 8.8%. Interest rates on $75.6 million of mortgage loans float with the base rate of the respective lending bank or a municipal bond index. The weighted average remaining term for the mortgage loans and unsecured notes is 5.7 years.

Credit Facility
For the year ended December 31, 2002, the Company utilized a $450 million unsecured credit facility (the “$450 million Credit Facility”). In January 2003, the $450 million Credit Facility was replaced with a $350 million Credit Facility (the “$350 million Credit Facility”). In December 2004, the Company exercised the accordion feature on its $350 million Credit Facility, increasing its capacity to $450 million (the “new $450 million Credit Facility”). The interest rate on borrowings under the new $450 million Credit Facility fluctuated based on the Company’s senior debt ratings from Moody’s Investors Service, Inc. (“Moody’s”), Standard & Poor’s Ratings Group (“S&P”) and Fitch, Inc. (“Fitch”). The current ratings for the Company’s senior unsecured debt are Baa2, BBB, and BBB from Moody’s, S&P, and Fitch, respectively. Based on these ratings, the interest rate on borrowings under the new $450 million Credit Facility is 70 basis points over the LIBOR rate (2.42% at December 31, 2004). There is also a 20 basis point facility fee on the current borrowing capacity. The new $450 million Credit Facility contains a competitive bid option, whereby participating lenders bid on the interest rate to be charged. This feature is available for up to $150 million of borrowings. The new $450 million Credit Facility expires on January 16, 2006 and may be extended for a one year period. The new $450 million Credit Facility contains financial covenants, certain of which are set forth below:

•	total debt to total assets may not exceed 0.55:1;
•	operating cash flows to interest may not be less than 1.85:1;
•	earnings before interest, taxes, depreciation and amortization to fixed charges may not be less than 1.75:1;
•	unencumbered asset value to unsecured debt may not be less than 175%; and
•	unencumbered cash flow to unsecured debt service must exceed 1.5:1.

The scheduled maturities of principal amortization of the Company’s mortgage loans, new $450 million Credit Facility and the unsecured notes outstanding and the related weighted average interest rates are as follows (in thousands, except percentages):

						Weighted
	Mortgages					Average
	Principal	Principal	Unsecured	Credit		Interest
	Amortization	Maturities	Notes	Facility	Total	Rate
2005	$8,296	$146,368	$–	$–	$154,664	7.2%
2006	6,196	73,224	100,000	312,000	491,420	4.5%
2007	5,248	1,553	100,000	–	106,801	7.3%
2008	4,874	34,824	–	–	39,698	7.2%
2009	2,555	42,119	270,000	–	314,674	7.8%
2010	1,924	–	200,000	–	201,924	8.5%
2011	1,713	3,533	250,000	–	255,246	7.3%
2012	684	33,060	235,000	–	268,744	6.5%
2014	–	–	200,000	–	200,000	5.7%
2018	–	–	100,000	–	100,000	7.5%

	$31,490	$334,681	$1,455,000	$312,000	$2,133,171	6.6%

7.	LEASING ACTIVITY

Future minimum rental payments due from tenants under noncancelable operating leases as of December 31, 2004 are as follows (in thousands):

2005	$430,263
2006	377,300
2007	332,466
2008	276,538
2009	210,717
Thereafter	612,777

TOTAL	$2,240,061

In addition to minimum rental payments, most leases require the tenants to pay for their pro rata share of specified operating expenses. These payments are included as operating expense reimbursement in the accompanying statements of operations.

8.	SHAREHOLDERS’ EQUITY

Common Shares
The Company paid to holders of Common Shares and holders of Common Units distributions of $213.3 million, $196.2 million, and $186.1 million, during the years ended December 31, 2004, 2003, and 2002, respectively. On a per share basis, the Company paid Common Share and Unit distributions of $2.425, $2.405, and $2.37, during the years ended December 31, 2004, 2003, and 2002, respectively.

For federal income tax purposes, the following table summarizes the portions of the Common Share distributions relating to return of capital, ordinary income, and capital gains:

	2004	2003	2002
Return of capital	8.0%	–	–
Ordinary income	87.3%	96.0%	91.6%
Capital gains	4.7%	4.0%	8.4%

The Company’s federal income tax returns are subject to examination by taxing authorities. Because the application of tax laws and regulations is susceptible to varying interpretations, the taxability of distributions could be changed at a later date upon final determination by taxing authorities.

Treasury Shares
The Board of Trustees authorized a share repurchase plan under which the Company may purchase up to $100 million of the Company’s Common Shares and preferred shares (as defined below).

Preferred Shares
The Series A Cumulative Redeemable Preferred Shares (the “Preferred Shares”), which were redeemed on August 28, 2002, were non-voting and had a liquidation preference of $25.00 per share. The Preferred Shares were redeemed for $125 million. In accordance with EITF Topic D-42, “The Effect on Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock,” the excess of preferred redemption over carrying amount is classified as a reduction in income available to common shareholders for the year ended December 31, 2002.

The Company paid Preferred Share distributions of $9.1 million ($1.82 per share) for the year ended December 31, 2002.

For federal income tax purposes, the following table summarizes the portions of the preferred shares distributions relating to return of capital, ordinary income and capital gains:

2002
Return of capital	–
Ordinary income	100.0%
Capital gains	–

Minority Interest
Minority interest in the accompanying consolidated financial statements represents the interests of the Common and Preferred Units in Liberty Property Limited Partnership not held by the Trust. Minority interest is adjusted at each period end to reflect the ownership percentage of the Common and Preferred unitholders at that time. A minority interest reclassification occurs between minority interest and shareholders’ equity each period there is a transaction involving ownership interests in Liberty Property Limited Partnership. In addition, minority interest includes third-party ownership interests in two consolidated joint venture investments in the United Kingdom and one consolidated joint venture investment in the Midwest region. No Common Units were issued in connection with acquisitions in 2004 or 2002. During 2003, 33,682 Common Units were issued in connection with an acquisition. The Common Units outstanding as of December 31, 2004 have the same economic characteristics as would 3,667,832 Common Shares. The Common Units share proportionately in the net income or loss and in any distributions of the Operating Partnership and are exchangeable into the same number of Common Shares of the Trust.

The Company has outstanding the following Cumulative Redeemable Preferred Units of the Operating Partnership, (the “Preferred Units”):

Date
of				Liquidation	Dividend	Redeemable
Issue	Issue	Amount	Units	Preference	Rate	As of	Exchangeable after
		(in 000's)
7/28/99	Series B	$95,000	3,800	$25	7.45%	8/31/09	1/1/14 into Series B Cumulative Redeemable Preferred Shares of the Trust
4/18/00	Series C	$20,000	800	$25	9.125%	4/18/05	4/18/10 into Series C Cumulative Redeemable Preferred Shares of the Trust
6/10/02	Series D	$23,650	473	$50	7.625%	6/10/07	6/10/12 into Series D Cumulative Redeemable Preferred Shares of the Trust

Effective August 31, 2004, the rate on $95 million Series B preferred units was reduced from 9.25% to 7.45%.

The Company paid the following Preferred Unit distributions for the year ended December 31:

	2004	2003	2002
Distributions (in millions)	$11.8	$12.4	$11.6
Distribution per unit:
Series B	$2.16	$2.31	$2.31
Series C	$2.28	$2.28	$2.28
Series D	$3.81	$3.81	$2.13

Shareholder Rights Plan
In December 1997, the Board of Trustees of the Company adopted a shareholder rights plan (the “Shareholder Rights Plan”). Under the Shareholder Rights Plan, one Right (as defined in the Shareholder Rights Plan) was attached to each outstanding Common Share at the close of business on December 31, 1997. In addition, a Right will be attached to each share of Common Stock issued in the future. Each Right entitles the registered holder to purchase from the Company, under certain conditions, a unit (a “Rights Plan Unit”) consisting of one one-thousandth of a share of a Series A Junior Participating Preferred Share, $0.0001 par value, (the “Junior Preferred Stock”), of the Company, for $100 per Rights Plan Unit, subject to adjustment. The Rights become exercisable only if a person or group of affiliated or associated persons (an “Acquiring Person”) acquires, or obtains the right to acquire, beneficial ownership of Common Shares or other voting securities (“Voting Stock”) that have 10% or more of the voting power of the outstanding shares of Voting Stock, or if an Acquiring Person commences to make a tender offer or exchange offer to acquire beneficial ownership of Voting Stock that has 10% or more of the voting power of the outstanding shares of Voting Stock. The Rights are redeemable by the Company at a price of $0.0001 per Right. If not exercised or redeemed, all Rights will expire on December 31, 2007.

Dividend Reinvestment and Share Purchase Plan
The Company has a Dividend Reinvestment and Share Purchase Plan under which holders of Common Shares may elect to automatically reinvest their distributions in additional Common Shares and may make optional cash payments for additional Common Shares. The Company may issue additional Common Shares or repurchase Common Shares in the open market for purposes of financing its obligations under the Dividend Reinvestment and Share Purchase Plan. During the years ended December 31, 2004, 2003, and 2002, 1,590,488, 2,056,482, and 1,693,837 Common Shares, respectively, were issued through the Dividend Reinvestment and Share Purchase Plan.

9.	EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) plan for the benefit of its full-time employees. The Company matches the employees’ contributions up to 3% of the employees’ salary and may also make annual discretionary contributions. Total 401(K) expense recognized by the Company was $739,000, $550,000, and $408,000 for the years ended 2004, 2003 and 2002, respectively.

The Company registered 750,000 common shares under the Securities Act of 1933, as amended, in connection with an employee share purchase plan (“ESPP”). The ESPP enables eligible employees to purchase shares of the Company at a 15% discount to fair market value. A total of 9,227, 9,766, and 8,977 common shares were issued, in accordance with the ESPP, during the years ended December 31, 2004, 2003, and 2002, respectively.

10.	SHARE OPTIONS

The Company’s Share Incentive Plan (“Share Incentive Plan”), as amended, has authorized the grant of options to executive officers, other key employees, non-employee trustees and consultants of up to 11,426,256 shares of the Company’s Common Shares. All options granted have 10-year terms and vest over a 3-year period, with options to purchase up to 20% of the shares exercisable after the first anniversary, up to 50% after the second anniversary and 100% after the third anniversary of the date of grant.

The cost related to share-based employee compensation included in the determination of net income for 2004, 2003 and 2002 is less than that which would have been recognized if the fair value based method had been applied to all option awards since the original effective date of SFAS No. 123.

The fair value for the employee option awards was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2004, 2003, and 2002:

	2004	2003	2002
Risk-free interest rate	4.0%	5.0%	5.0%
Dividend yield	6.2%	7.5%	7.5%
Volatility factor	.172	.175	.175
Weighted-average expected life	8 years	8 years	8 years

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested option awards in each period (in thousands, except per share amounts).

	Year Ended December 31,
	2004	2003	2002
Income available to common shareholders	$161,443	$163,610	$150,237
Add: Share-based compensation expense included in reported net income available to common shareholders	349	395	–
Deduct: Total share-based employee compensation expense determined under fair value based methods for all awards	(1,199)	(1,842)	(2,135)

Pro forma income available to common shareholders	$160,593	$162,163	$148,102

Income per common share:
Basic – as reported	$1.91	$2.08	$2.00
Basic – pro forma	$1.90	$2.06	$1.97
Diluted – as reported	$1.88	$2.05	$1.97
Diluted – pro forma	$1.87	$2.03	$1.94

Pro forma disclosures are not likely to be representative of the effects on reported net income for future years because of the staggered vesting periods of the options.

A summary of the Company’s share option activity, and related information for the years ended December 31, 2004, 2003, and 2002 follows:

	2004		2003		2002
		Weighted		Weighted		Weighted
		Average		Average		Average
	Options	Exercise	Options	Exercise	Options	Exercise
	(000s)	Price	(000s)	Price	(000s)	Price
Outstanding-beginning of year	4,453	$26.88	5,766	$25.89	4,947	$23.86
Granted	292	43.07	336	31.56	1,606	30.23
Exercised	(841)	25.89	(1,611)	24.26	(772)	22.68
Forfeited	(2)	30.31	(38)	29.00	(15)	22.69

Outstanding-end of year	3,902	$28.26	4,453	$26.88	5,766	$25.89

Exercisable at end of year	2,556	$25.62	2,816	$23.30	4,218	$22.95
Weighted-average fair value of options granted during the year	$3.15		$1.91		$1.83

Exercise prices for options outstanding as of December 31, 2004 ranged from $19.75 to $34.98. The weighted-average remaining contractual life of those options is 6.0 years.

Grants of 103,918, 115,987, and 44,134 restricted shares were made under the Share Incentive Plan during the years ended December 31, 2004, 2003 and 2002, respectively. These restricted shares vest ratably over a 5-year period beginning with the first anniversary date of the grant.

An additional 2,309,159, 1,241,632, and 1,691,578, Common Shares were reserved for issuance for future grants under the Share Incentive Plan at December 31, 2004, 2003 and 2002, respectively.

11.	COMMITMENTS AND CONTINGENCIES

Substantially all of the Properties and land were subject to Phase I Environmental Assessments and when appropriate Phase II Environmental Assessments (collectively, the “Environmental Assessments”) obtained in contemplation of their acquisition by the Company. The Environmental Assessments consisted of, among other activities, a visual inspection of each Property and its neighborhood and a check of pertinent public records. The Environmental Assessments did not reveal, nor is the Company aware of, any non-compliance with environmental laws, environmental liability or other environmental claim that the Company believes would likely have a material adverse effect on the Company.

Although the Company is engaged in litigation incidental to its business, there is no legal proceeding to which it is a party which, in the opinion of management, will materially adversely affect the results of the Company’s operations.

The Company is obligated to make additional capital contributions to unconsolidated joint ventures of approximately $3.7 million.

The Company maintains cash and cash equivalents at financial institutions. The combined account balances at each institution typically exceed FDIC insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company believes the risk is not significant.

12.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

A summary of quarterly results of operations for the years ended December 31, 2004 and 2003 follows. Certain 2004 and 2003 amounts have been reclassified to conform to the current presentation of discontinued operations (in thousands, except per share amounts).

	Quarter Ended
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2004	2004	2004	2004	2003	2003	2003	2003
Operating revenue	$167,654	$164,079	$162,388	$161,234	$159,934	$156,474	$148,723	$155,151

Income from continuing operations	38,965	36,232	37,073	36,427	37,246	38,263	33,001	40,808

Discontinued operations	6,974	3,246	282	2,244	639	846	12,028	779

Income available to common shareholders	45,939	39,478	37,355	38,671	37,885	39,109	45,029	41,587

Income per common share — basic	$0.54	$0.47	$0.44	$0.46	$0.47	$0.50	$0.58	$0.54

Income per common share — diluted	$0.53	$0.46	$0.44	$0.45	$0.46	$0.49	$0.57	$0.53

13.	SEGMENT INFORMATION

The Company operates its portfolio of properties primarily throughout the Mid-Atlantic, Southeastern and Midwestern United States. Additionally, the Company owns certain assets in the United Kingdom. The Company reviews the performance of the portfolio on a geographical basis, as such, the following regions are considered the Company’s reportable segments:

Reportable Segments	Markets
Delaware Valley	Southeastern Pennsylvania; New Jersey
Midwest	Lehigh Valley, Pennsylvania.; Michigan; Minnesota; Milwaukee/Chicago
Mid-Atlantic	Maryland; Piedmont Triad, N.C.; Greenville, S.C.; Richmond; Virginia Beach
Florida	Jacksonville; Orlando; Boca Raton; Tampa; Texas
United Kingdom	County of Kent

The Company’s reportable segments are distinct business units which are each managed separately in order to concentrate market knowledge within a geographic area. Within these reportable segments, the Company derives its revenues from its two product types: industrial properties and office properties.

The Company evaluates performance of the reportable segments based on property level operating income, which is calculated as rental revenue and operating expense reimbursement less rental property expenses and real estate taxes. The accounting policies of the reportable segments are the same as those for the Company on a consolidated basis. The operating information by segment is as follows (in thousands):

FOR THE YEAR ENDED DECEMBER 31, 2004
	Delaware Valley		Midwest
	Southeastern		Lehigh		Mid-		United
	Pennsylvania	Other	Valley	Other	Atlantic	Florida	Kingdom	Total
Operating revenue	$186,893	$35,631	$76,392	$117,813	$121,280	$97,612	$19,734	$655,355
Rental property expenses and real estate taxes	55,115	12,435	21,049	43,706	34,315	30,227	4,527	201,374

Property level operating income	$131,778	$23,196	$55,343	$74,107	$86,965	$67,385	$15,207	453,981

Interest and other income								6,590
Interest expense								(123,352)
General and administrative								(33,309)
Depreciation and amortization								(135,497)

Income before property dispositions, income taxes, minority interest and equity in (loss) earnings of unconsolidated joint ventures								168,413
Gain on property dispositions								496
Income taxes								(1,820)
Minority interest								(17,617)
Equity in (loss) earnings of unconsolidated joint ventures								(775)
Discontinued operations net of minority interest								12,746

Income available to common shareholders								$161,443

FOR THE YEAR ENDED DECEMBER 31, 2003
	Delaware Valley		Midwest
	Southeastern		Lehigh		Mid-		United
	Pennsylvania	Other	Valley	Other	Atlantic	Florida	Kingdom	Total
Operating revenue	$185,220	$34,603	$68,519	$117,077	$110,067	$92,418	$12,378	$620,282
Rental property expenses and real estate taxes	53,744	11,715	17,873	42,225	30,198	27,248	2,256	185,259

Property level operating income	$131,476	$22,888	$50,646	$74,852	$79,869	$65,170	$10,122	435,023

Interest and other income								7,568
Interest expense								(123,154)
General and administrative								(28,415)
Depreciation and amortization								(121,498)

Income before property dispositions, income taxes, minority interest and equity in (loss) earnings of unconsolidated joint ventures								169,524
Gain on property dispositions								447
Income taxes								(2,326)
Minority interest								(20,071)
Equity in (loss) earnings of unconsolidated joint ventures								1,744
Discontinued operations net of minority interest								14,292

Income available to common shareholders								$163,610

FOR THE YEAR ENDED DECEMBER 31, 2002
	Delaware Valley		Midwest
	Southeastern		Lehigh		Mid-		United
	Pennsylvania	Other	Valley	Other	Atlantic	Florida	Kingdom	Total
Operating revenue	$176,501	$44,726	$63,466	$114,083	$99,924	$81,529	$7,819	$588,048
Rental property expenses and real estate taxes	50,388	14,205	13,693	40,098	26,896	24,697	745	170,722

Property level operating income	$126,113	$30,521	$49,773	$73,985	$73,028	$56,832	$7,074	417,326

Interest and other income								8,559
Interest expense								(115,179)
General and administrative								(21,745)
Depreciation and amortization								(108,619)

Income before property dispositions, income taxes, minority interest and equity in (loss) earnings of unconsolidated joint ventures								180,342
Loss on property dispositions								(9,300)
Income taxes								(656)
Minority interest								(20,197)
Equity in (loss) earnings of unconsolidated joint ventures								255
Discontinued operations net of minority interest								11,221
Preferred share distributions								(7,242)
Excess of preferred share redemption over carrying amount								(4,186)

Income available to common shareholders								$150,237

Product Type Information	Real Estate Related Revenues
	Year Ended December 31,
	2004	2003	2002
Industrial	$275,186	$258,410	$262,410
Office	380,169	361,872	325,638

Total operating revenue	$655,355	$620,282	$588,048

ROLLFORWARD OF OPERATING REAL ESTATE ASSETS BY REPORTABLE SEGMENT
	Delaware Valley		Midwest
	Southeastern		Lehigh		Mid-		United
	Pennsylvania	Other	Valley	Other	Atlantic	Florida	Kingdom	Total
January 1, 2004	$1,014,562	$164,224	$446,738	$778,036	$753,612	$608,089	$159,067	$3,924,328
Additions	29,824	31,082	119,456	35,484	90,549	55,667	10,237	372,299
Dispositions	(23,672)	(1,522)	–	(12,909)	–	(3,981)	–	(42,084)

December 31, 2004	$1,020,714	$193,784	$566,194	$800,611	$844,161	$659,775	$169,304	4,254,543

Accumulated depreciation								(695,410)
Development in progress								81,099
Land held for development								171,122
Other assets								351,473

Total assets at December 31, 2004								$4,162,827

ROLLFORWARD OF OPERATING REAL ESTATE ASSETS BY REPORTABLE SEGMENT
	Delaware Valley		Midwest
	Southeastern		Lehigh		Mid-		United
	Pennsylvania	Other	Valley	Other	Atlantic	Florida	Kingdom	Total
January 1, 2003	$970,506	$139,061	$377,931	$722,663	$679,009	$590,037	$68,942	$3,548,149
Additions	62,897	25,163	73,914	55,373	79,857	19,412	90,125	406,741
Dispositions	(18,841)	–	(5,107)	–	(5,254)	(1,360)	–	(30,562)

December 31, 2003	$1,014,562	$164,224	$446,738	$778,036	$753,612	$608,089	$159,067	3,924,328

Accumulated depreciation								(586,736)
Development in progress								56,869
Land held for development								162,483
Other assets								275,609

Total assets at December 31, 2003								$3,832,553

14.	SFAS NO. 144, “ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS”

Discontinued Operations
In accordance with SFAS No. 144 which the Company adopted on January 1, 2002, net income and gain/(loss) on disposition of real estate for properties sold subsequent to December 31, 2001 are reflected in the consolidated statements of operations as discontinued operations. The proceeds from dispositions of Operating Properties were $51.1 million and $40.8 million for the years ended December 31, 2004 and 2003, respectively. Below is a summary of the results of operations of the properties disposed of through the respective disposition dates (in thousands):

	December 31,
	2004	2003	2002
Revenues	$4,778	$7,549	$11,405
Operating expenses	(922)	(1,770)	(2,519)
Interest expense	(1,145)	(1,179)	(1,892)
Depreciation and amortization	(1,018)	(1,604)	(2,272)

Income before property dispositions and minority interest	$1,693	$2,996	$4,722

Sales of land and development properties are reflected as a component of income from continuing operations.

Asset Impairment
In accordance with SFAS No. 144, during the years ended December 31, 2004 and 2002, the Company recognized impairment losses of $1.4 million and $11.3 million. The 2004 impairment loss of $1.4 million was on a parcel of land in the Midwest region. The 2002 asset impairment included $5.3 million related to three parcels of land and an impairment loss of $6.0 million on assets held for sale. This loss was subsequently realized later in 2002 upon the disposal of those assets held for sale. Asset impairments are included in the caption gain (loss) on property dispositions as a component of income from continuing operations. The Company determined this impairment through a comparison of the aggregate future undiscounted cash flows to be generated by the properties to the carrying value of the properties. The Company has evaluated each of the properties and land held for development and has determined that there are no additional valuation adjustments necessary at December 31, 2004.

15.	SUBSEQUENT EVENTS

In January 2005, the Company commenced construction of a 1.2 million square foot, $435 million office tower in Philadelphia’s central business district. Comcast Corporation has signed a 15 1/2 year lease for 534,000 square feet of space in this office tower (“Comcast Center”). The Company has entered into a Guaranteed Maximum Price contract for the construction of the Comcast Center. Construction costs covered by this contract represent approximately 60% of the estimated $435 million in total development costs.

On February 24, 2005, the Company consummated the sale of $300 million principal amount of 5.125% senior unsecured notes due 2015. The aggregate net proceeds from such issuance were approximately $296.4 million. The Company used the aggregate net proceeds primarily to pay down outstanding borrowings under the new $450 million Credit Facility and for general corporate purposes.

LIBERTY PROPERTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2004

					Costs
			Initial Cost		Capitalized	Gross Amount Carried at End of Period				Date of
					Subsequent				Accumulated	Construction	Depreciable
					to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/04	12/31/04	Acquisition	(years)
OPERATING PROPERTIES
200 Boulder Drive	Allentown, PA	$–	$4,722,683	$18,922,645	$276,010	$4,922,683	$18,998,654	$23,921,338	$120,116	2004	40 yrs.
2196 Avenue C	Allentown, PA	–	101,159	–	1,307,320	107,307	1,301,172	1,408,479	659,197	1980	40 yrs.
2202 Hanger Place	Allentown, PA	*	137,439	–	1,360,830	138,127	1,360,141	1,498,269	739,281	1981	40 yrs.
250 Boulder Drive	Allentown, PA	–	2,600,622	12,099,145	223,753	2,800,622	12,122,898	14,923,520	77,168	2004	40 yrs.
400 Nestle Way	Allentown, PA	24,080,572	8,065,500	–	26,595,577	8,184,096	26,476,981	34,661,077	5,702,269	1997	40 yrs.
650 Boulder Drive	Allentown, PA	–	5,208,248		19,726,879	5,242,478	19,692,649	24,935,127	1,098,775	2002	40 yrs.
650 Boulder Drive Expansion	Allentown, PA	–	2,861,715		10,666,869	4,719,311	8,809,273	13,528,584	44,864	2001	N/A
651 Boulder Drive	Allentown, PA	–	4,308,646	–	13,280,682	4,308,646	13,280,682	17,589,328	1,871,520	2000	40 yrs.
6620 Grant Way	Allentown, PA	–	430,824	1,915,923	41,127	430,824	1,957,050	2,387,874	371,334	1989	40 yrs.
6923 Schantz Spring Road	Allentown, PA	*	1,127,805	3,309,132	249,639	1,127,805	3,558,771	4,686,575	607,069	1993	40 yrs.
700 Nestle Way	Allentown, PA	–	3,473,120	–	18,022,644	4,174,970	17,320,794	21,495,764	2,996,159	1998	40 yrs.
705 Boulder Drive	Allentown, PA	–	4,484,096	–	14,852,439	4,486,836	14,849,699	19,336,535	1,644,689	2001	40 yrs.
7132 Daniels Drive	Allentown, PA	–	1,623,326	3,464,626	4,067,691	1,695,610	7,460,032	9,155,642	1,183,700	1988	40 yrs.
7165 Ambassador Drive	Allentown, PA	–	792,999	–	4,533,868	804,848	4,522,019	5,326,867	299,306	2002	40 yrs.
7248 Industrial Boulevard	Allentown, PA	–	2,670,849	13,307,408	1,149,763	2,670,673	14,457,346	17,128,019	2,967,849	1988	40 yrs.
7277 Williams Avenue	Allentown, PA	–	462,964	1,449,009	310,821	463,123	1,759,671	2,222,794	383,062	1989	40 yrs.
7339 Industrial Boulevard	Allentown, PA	*	1,187,776	–	5,796,199	1,197,447	5,786,528	6,983,975	1,369,011	1996	40 yrs.
7355 Williams Avenue	Allentown, PA	–	489,749	1,658,091	299,008	489,749	1,957,099	2,446,848	349,060	1998	40 yrs.
7437 Industrial Boulevard	Allentown, PA	–	717,488	5,022,413	1,872,180	726,651	6,885,429	7,612,080	2,016,002	1976	40 yrs.
7562 Penn Drive	Allentown, PA	–	269,614	844,069	99,364	269,614	943,433	1,213,047	177,380	1989	40 yrs.
794 Roble Road	Allentown, PA	–	1,147,541	6,088,041	1,125,815	1,147,541	7,213,857	8,361,398	1,326,057	1985	40 yrs.
8014 Industrial Boulevard	Allentown, PA	–	4,019,258	–	9,613,969	3,645,117	9,988,109	13,633,226	1,392,266	1999	40 yrs.
8150 Industrial Boulevard	Allentown, PA	–	2,564,167		8,703,838	2,571,466	8,696,539	11,268,005	770,751	2002	40 yrs.
8250 Industrial Boulevard	Allentown, PA	–	1,025,667		5,209,990	1,035,854	5,199,803	6,235,657	342,314	2002	40 yrs.
835 W Hamilton Street	Allentown, PA	–	–	–	59,218,520	1,233,597	57,984,923	59,218,520	2,596,320	2004	40 yrs.
9th & Hamilton Street	Allentown, PA	–	615,624		(615,624)	–	–	–	51	2001	40 yrs.
2041 Avenue C	Allentown, PA	*	213,599	1,095,217	92,109	213,879	1,187,046	1,400,925	293,724	1990	40 yrs.
2201 Hanger Place	Allentown, PA	–	128,454	–	1,627,189	129,142	1,626,501	1,755,643	790,682	1987	40 yrs.
3174 Airport Road	Allentown, PA	–	98,986	–	1,155,913	98,986	1,155,913	1,254,899	653,595	1979	40 yrs.
6330 Hedgewood Drive	Allentown, PA	–	531,268	–	4,880,036	532,047	4,879,258	5,411,304	2,006,530	1988	40 yrs.
6350 Hedgewood Drive	Allentown, PA	1,158,301	360,027	–	3,438,720	560,691	3,238,056	3,798,747	1,206,231	1989	40 yrs.
6370 Hedgewood Drive	Allentown, PA	942,053	540,795	–	3,207,708	541,459	3,207,045	3,748,503	1,143,670	1990	40 yrs.
6390 Hedgewood Drive	Allentown, PA	–	707,203	–	2,765,090	707,867	2,764,425	3,472,293	1,124,118	1990	40 yrs.
6520 Stonegate Drive	Allentown, PA	–	453,315	–	1,785,383	484,361	1,754,337	2,238,698	421,510	1996	40 yrs.
6540 Stonegate Drive	Allentown, PA	1,458,938	422,042	–	3,888,807	422,730	3,888,120	4,310,849	1,541,701	1988	40 yrs.
6560 Stonegate Drive	Allentown, PA	*	458,281	–	2,411,971	458,945	2,411,307	2,870,252	921,279	1989	40 yrs.
6580 Snowdrift Road	Allentown, PA	*	388,328	–	3,284,907	389,081	3,284,155	3,673,235	1,179,835	1988	40 yrs.
7144 Daniels Drive	Allentown, PA	–	2,390,217	2,342,761	3,708,489	1,579,169	6,862,298	8,441,467	1,508,598	1975	40 yrs.
7384 Penn Drive	Allentown, PA	*	651,696	2,286,518	505,302	652,118	2,791,398	3,443,516	795,931	1988	40 yrs.
744 Roble Road	Allentown, PA	–	159,771	1,734,229	251,778	161,371	1,984,407	2,145,778	563,060	1986	40 yrs.
754 Roble Road	Allentown, PA	–	162,115	1,731,885	185,620	163,735	1,915,885	2,079,620	550,916	1986	40 yrs.
7620 Cetronia Road	Allentown, PA	–	1,091,806	3,851,456	353,007	1,093,724	4,202,545	5,296,269	1,153,190	1990	40 yrs.
764 Roble Road	Allentown, PA	–	141,069	–	819,455	141,746	818,778	960,524	385,974	1985	40 yrs.
894 Marcon Boulevard	Allentown, PA	–	117,134	1,048,866	273,554	118,304	1,321,250	1,439,554	306,629	1986	40 yrs.
939 Marcon Boulevard	Allentown, PA	*	2,220,414	4,524,393	858,451	2,220,548	5,382,710	7,603,257	1,294,584	1980	40 yrs.
944 Marcon Boulevard	Allentown, PA	–	118,521	1,435,479	416,587	119,711	1,850,876	1,970,587	500,841	1986	40 yrs.
954 Marcon Boulevard	Allentown, PA	–	103,665	–	1,110,937	104,453	1,110,149	1,214,602	515,605	1981	40 yrs.
964 Marcon Boulevard	Allentown, PA	–	138,816	–	1,661,439	139,480	1,660,775	1,800,255	785,893	1985	40 yrs.
974 Marcon Boulevard	Allentown, PA	–	143,500	–	2,408,088	144,248	2,407,341	2,551,588	980,220	1987	40 yrs.
180,190 Cochrane Drive	Annapolis, MD	–	3,670,256	–	20,241,771	3,752,293	20,159,734	23,912,027	7,067,032	1988	40 yrs.
10430 Lakeridge Parkway	Ashland, VA	–	421,267	3,770,870	202,984	421,267	3,973,853	4,395,120	689,031	1989	40 yrs.
10456 Lakeridge Parkway	Ashland, VA	–	409,261	3,663,754	266,947	409,261	3,930,702	4,339,963	732,947	1991	40 yrs.
2453 Prospect Street	Aurora, IL	–	1,780,395	6,608,091	530	1,780,395	6,608,621	8,389,017	–	2004	40 yrs.
101–121 N Raddant Road	Batavia, IL	6,130,347	986,912	9,984,405	46,363	986,912	10,030,769	11,017,681	334,439	2003	40 yrs.
1070 Swanson + 506–530 Kingsland	Batavia, IL	7,884,881	1,100,812	11,135,499	36,314	1,100,812	11,171,813	12,272,625	372,563	2003	40 yrs.
900 Douglas Road	Batavia, IL	–	308,586	3,116,469	9,635	308,586	3,126,104	3,434,690	104,253	2003	40 yrs.
4604 Richlynn Drive	Belcamp, MD	–	–	–	–	–	–	–	–	2002	40 yrs.
4606 Richlynn Drive	Belcamp, MD	–	299,600	1,818,861	709,477	299,600	2,528,339	2,827,939	341,178	1985	40 yrs.
100 Brodhead Road	Bethlehem, PA	*	429,416	2,919,588	586,728	429,456	3,506,276	3,935,732	785,030	1990	40 yrs.
1455 Valley Center Parkway	Bethlehem, PA	–	670,290	–	3,721,695	545,172	3,846,812	4,391,985	1,437,927	1997	40 yrs.
1525 Valley Center Parkway	Bethlehem, PA	–	475,686	–	7,532,755	804,104	7,204,336	8,008,441	1,475,075	1999	40 yrs.
1605 Valley Center Parkway	Bethlehem, PA	–	729,751		10,524,023	1,766,196	9,487,578	11,253,774	703,688	2000	40 yrs.
1640 Valley Center Parkway	Bethlehem, PA	–	359,000	–	2,412,280	190,728	2,580,553	2,771,280	930,694	1996	40 yrs.

LIBERTY PROPERTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2004

					Costs
			Initial Cost		Capitalized	Gross Amount Carried at End of Period				Date of
					Subsequent				Accumulated	Construction	Depreciable
					to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/04	12/31/04	Acquisition	(years)
OPERATING PROPERTIES
1650 Valley Center Parkway	Bethlehem, PA	–	359,000	–	2,212,500	188,896	2,382,604	2,571,500	796,686	1997	40 yrs.
1655 Valley Center Parkway	Bethlehem, PA	–	214,431	–	2,015,920	215,095	2,015,256	2,230,351	803,847	1993	40 yrs.
1660 Valley Center Parkway	Bethlehem, PA	–	359,000	–	2,186,050	188,721	2,356,329	2,545,050	609,377	1998	40 yrs.
3400 High Point Boulevard	Bethlehem, PA	–	298,227	–	3,037,834	662,809	2,673,252	3,336,061	203,498	2002	40 yrs.
74 West Broad Street	Bethlehem, PA	–	1,096,127		12,814,483	1,099,079	12,811,532	13,910,611	1,343,733	2002	40 yrs.
83 South Commerce Way	Bethlehem, PA	–	143,661	888,128	490,007	212,744	1,309,052	1,521,796	372,086	1989	40 yrs.
85 South Commerce Way	Bethlehem, PA	–	236,708	987,949	127,491	237,078	1,115,070	1,352,148	251,516	1989	40 yrs.
87 South Commerce Way	Bethlehem, PA	–	253,886	1,062,881	186,289	253,886	1,249,170	1,503,056	293,301	1989	40 yrs.
89 South Commerce Way	Bethlehem, PA	–	320,000	–	1,998,316	367,706	1,950,611	2,318,316	530,595	1998	40 yrs.
95 Highland Avenue	Bethlehem, PA	–	430,593	3,182,080	1,156,961	430,593	4,339,041	4,769,634	874,288	1985	40 yrs.
1495 Valley Center Parkway	Bethlehem, PA	–	434,640	–	3,728,342	435,303	3,727,679	4,162,982	1,282,567	1990	40 yrs.
1510 Valley Center Parkway	Bethlehem, PA	–	312,209	–	3,534,401	312,873	3,533,737	3,846,610	1,437,600	1988	40 yrs.
1530 Valley Center Parkway	Bethlehem, PA	–	211,747	–	2,848,757	212,492	2,848,013	3,060,504	1,047,162	1988	40 yrs.
1550 Valley Center Parkway	Bethlehem, PA	–	196,954	–	3,393,015	197,700	3,392,269	3,589,969	1,216,439	1988	40 yrs.
1560 Valley Center Parkway	Bethlehem, PA	–	240,069	–	4,408,846	240,732	4,408,183	4,648,915	1,673,548	1988	40 yrs.
1685 Valley Center Parkway	Bethlehem, PA	–	244,029	–	2,255,508	198,482	2,301,055	2,499,537	641,385	1996	40 yrs.
57 South Commerce Way	Bethlehem, PA	–	390,839	2,701,161	683,325	395,459	3,379,866	3,775,325	836,508	1986	40 yrs.
10801 Nesbitt Avenue South	Bloomington, MN	–	784,577		4,105,182	786,382	4,103,377	4,889,759	650,057	2001	40 yrs.
4801 West 81st Street	Bloomington, MN	–	1,624,701	2,494,368	626,172	1,624,701	3,120,540	4,745,241	582,695	1984	40 yrs.
5715 Old Shakopee Road West	Bloomington, MN	–	1,263,226	2,360,782	1,956,058	1,264,758	4,315,308	5,580,067	374,749	2002	40 yrs.
5735 Old Shakopee Road West	Bloomington, MN	–	1,263,226	2,360,782	1,089,359	1,264,758	3,448,609	4,713,367	228,557	2002	40 yrs.
5775 West Old Shakopee Road	Bloomington, MN	–	2,052,018	3,849,649	3,288,951	2,060,644	7,129,973	9,190,617	1,613,318	2002	40 yrs.
6161 Green Valley Drive	Bloomington, MN	–	740,378	3,311,602	735,959	741,194	4,046,744	4,787,938	538,850	1992	40 yrs.
6601–6625 W. 78th Street	Bloomington, MN	–	2,263,060	–	38,629,236	2,310,246	38,582,050	40,892,296	5,964,870	1998	40 yrs.
8100 Cedar Avenue	Bloomington, MN	–	501,313	3,675,416	962,824	501,313	4,638,240	5,139,553	788,721	1983	40 yrs.
1701 Clint Moore Boulevard	Boca Raton, FL	–	1,430,884	3,043,553	626,517	1,430,937	3,670,017	5,100,954	609,766	1985	40 yrs.
1801 Clint Moore Road	Boca Raton, FL	–	1,065,068	4,481,644	411,610	1,065,068	4,893,255	5,958,323	901,494	1986	40 yrs.
777 Yamato Road	Boca Raton, FL	–	4,101,247	16,077,347	4,319,114	4,501,247	19,996,462	24,497,709	3,519,862	1987	40 yrs.
951 Broken Sound Parkway	Boca Raton, FL	–	1,426,251	6,098,952	875,464	1,426,251	6,974,415	8,400,666	1,453,467	1986	40 yrs.
400 Boulder Drive	Breinigsville, PA	–	–		13,258,403	2,865,097	10,393,306	13,258,403	108,451	2003	40 yrs.
860 Nestle Way	Breinigsville, PA	–	8,118,881	18,885,486	1,651,456	8,731,119	19,924,704	28,655,822	–	2004	40 yrs.
510 Heron Drive	Bridgeport, NJ	–	790,335	7,901,878	782,719	790,335	8,684,597	9,474,932	1,527,223	1990	40 yrs.
602 Heron Drive	Bridgeport, NJ	–	524,728	2,240,478	7,650	524,728	2,248,128	2,772,856	379,178	1996	40 yrs.
625 Heron Drive	Bridgeport, NJ	–	180,226	908,953	62,451	180,226	971,405	1,151,631	166,141	1980	40 yrs.
15800 West Bluemound Road	Brookfield, WI	–	1,289,204	8,128,035	580,579	1,306,811	8,691,007	9,997,818	678,158	1994	40 yrs.
16620–16650 W Bluemound Road	Brookfield, WI	–	586,665	4,289,907	591,147	586,665	4,881,054	5,467,719	623,340	1999	40 yrs.
245 Executive Drive	Brookfield, WI	–	577,067	5,197,903	413,890	577,067	5,611,793	6,188,859	987,200	1984	40 yrs.
1485 W. Commerce Avenue	Carlisle, PA	–	4,249,868	13,886,039	–	4,249,868	13,886,039	18,135,907	–	2004	40 yrs.
3773 Corporate Parkway	Center Valley, PA	–	738,108		7,600,972	794,874	7,544,206	8,339,080	1,187,018	2001	40 yrs.
1309 Executive Boulevard	Cheaspeake, VA	–	926,125		5,086,632	955,374	5,057,383	6,012,757	561,898	2001	40 yrs.
1008 Astoria Boulevard	Cherry Hill, NJ	–	27,120	424,880	497,565	32,698	916,866	949,565	356,823	1973	40 yrs.
1960 Cuthbert Boulevard	Cherry Hill, NJ	–	321,699	1,291,557	339,101	321,699	1,630,658	1,952,357	383,412	1985	40 yrs.
1970 Cuthbert Boulevard	Cherry Hill, NJ	–	321,699	1,291,558	103,135	321,699	1,394,693	1,716,392	231,449	1985	40 yrs.
7 Carnegie Plaza	Cherry Hill, NJ	–	2,000,000	3,493,983	2,254,491	2,005,475	5,742,999	7,748,474	–	2004	40 yrs.
1305 Executive Boulevard	Chesapeake, VA	–	861,020		4,874,975	1,129,850	4,606,144	5,735,994	358,733	2002	40 yrs.
1313 Executive Boulevard	Chesapeake, VA	–	1,180,036		4,629,615	1,708,050	4,101,602	5,809,652	332,955	2002	40 yrs.
500 Independence Parkway	Chesapeake, VA	3,890,463	864,150	4,427,285	67,101	866,609	4,491,928	5,358,537	103,728	2004	40 yrs.
700 Independence Parkway	Chesapeake, VA	7,204,561	1,950,375	8,273,910	(906,932)	1,951,135	7,366,217	9,317,352	181,447	2004	40 yrs.
500 H P Way	Chester, VA	–	142,692	–	4,647,079	491,919	4,297,853	4,789,771	766,412	1997	40 yrs.
600 H P Way	Chester, VA	–	146,126	–	5,292,678	501,752	4,937,053	5,438,804	934,792	1997	40 yrs.
5950 Symphony Woods Road	Columbia, MD	–	1,462,762	11,310,187	603,869	1,467,623	11,909,195	13,376,818	1,039,687	1986	40 yrs.
6200 Old Dobbin Lane	Columbia, MD	–	958,105		3,729,120	1,295,000	3,392,226	4,687,226	290,573	2002	40 yrs.
6210 Old Dobbin Lane	Columbia, MD	–	958,105		3,709,792	1,295,000	3,372,898	4,667,898	344,868	2002	40 yrs.
6250 Old Dobbin Lane	Columbia, MD	–	958,105		3,526,011	1,295,000	3,189,116	4,484,116	373,637	2002	40 yrs.
6250 Old Dobbin Lane	Columbia, MD	–	958,105		3,780,749	1,599,259	3,139,595	4,738,854	77,241	2000	40 yrs.
7178–80 Columbia Gateway	Columbia, MD	–	1,569,237	4,786,887	1,372,616	1,571,105	6,157,635	7,728,740	1,735,259	1987	40 yrs.
8945–8975 Guilford Road	Columbia, MD	–	2,428,795	7,493,740	604,899	2,427,065	8,100,369	10,527,434	1,327,419	1986	40 yrs.
9050 Red Branch Road	Columbia, MD	–	290,950	2,577,153	321,903	290,950	2,899,056	3,190,006	536,863	1972	40 yrs.
9101,9111,9115 Guilford Road	Columbia, MD	–	758,951	–	3,469,320	765,952	3,462,318	4,228,271	1,723,931	1984	40 yrs.
9125,9135,9145 Guilford Road	Columbia, MD	–	900,154	–	5,551,318	920,439	5,531,033	6,451,472	3,066,833	1983	40 yrs.
9770 Patuxent Woods Drive	Columbia, MD	–	341,663	3,033,309	46,093	341,663	3,079,402	3,421,065	593,519	1986	40 yrs.
9780 Patuxent Woods Drive	Columbia, MD	–	218,542	1,940,636	22,651	218,542	1,963,287	2,181,829	374,128	1986	40 yrs.
9790 Patuxent Woods Drive	Columbia, MD	–	243,791	2,164,094	183,044	243,791	2,347,138	2,590,929	502,406	1986	40 yrs.

LIBERTY PROPERTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2004

					Costs
			Initial Cost		Capitalized	Gross Amount Carried at End of Period				Date of
					Subsequent				Accumulated	Construction	Depreciable
					to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/04	12/31/04	Acquisition	(years)
OPERATING PROPERTIES
9800 Patuxent Woods Drive	Columbia, MD	–	299,099	2,654,069	219,766	299,099	2,873,835	3,172,935	625,054	1988	40 yrs.
9810 Patuxent Woods Drive	Columbia, MD	–	266,684	2,366,901	519,051	266,684	2,885,952	3,152,636	518,824	1986	40 yrs.
9820 Patuxent Woods Drive	Columbia, MD	–	237,779	2,110,835	43,948	237,779	2,154,783	2,392,562	424,826	1988	40 yrs.
9830 Patuxent Woods Drive	Columbia, MD	–	296,262	2,628,933	100,780	296,262	2,729,713	3,025,976	569,804	1986	40 yrs.
5150 International Drive	Cudahy, WI	–	739,673	5,108,025	260,018	741,858	5,365,858	6,107,716	85,367	2003	40 yrs.
150 Ridgeview Center Drive	Duncan, SC	–	711,353	8,056,324	883,526	711,353	8,939,850	9,651,203	2,274,244	1984	40 yrs.
170 Ridgeview Drive	Duncan, SC	–	224,162	109,218	4,907,027	229,443	5,010,964	5,240,407	428,143	2001	40 yrs.
3255 Neil Armstrong Boulevard	Eagan, MN	–	1,131,017	–	3,377,738	1,131,017	3,377,738	4,508,756	506,856	1998	40 yrs.
10301–10305 West 70th Street	Eden Prairie, MN	–	120,622	1,085,226	101,443	118,300	1,188,991	1,307,291	238,238	1984	40 yrs.
10321 West 70th Street	Eden Prairie, MN	–	145,198	1,305,700	354,340	142,399	1,662,839	1,805,238	322,014	1984	40 yrs.
10333 West 70th Street	Eden Prairie, MN	–	110,746	995,868	29,522	108,610	1,027,526	1,136,135	199,446	1984	40 yrs.
10349–10357 West 70th Street	Eden Prairie, MN	–	275,903	2,481,666	271,848	270,584	2,758,833	3,029,417	536,923	1985	40 yrs.
10365–10375 West 70th Street	Eden Prairie, MN	–	291,077	2,618,194	178,458	285,464	2,802,265	3,087,728	573,830	1985	40 yrs.
10393–10394 West 70th Street	Eden Prairie, MN	–	269,618	2,423,318	474,529	264,419	2,903,046	3,167,465	553,238	1985	40 yrs.
10400 Viking Drive	Eden Prairie, MN	–	2,912,391	–	21,655,471	2,938,372	21,629,490	24,567,862	4,287,442	1999	40 yrs.
6321–6325 Bury Drive	Eden Prairie, MN	–	462,876	4,151,790	149,600	462,876	4,301,391	4,764,266	920,910	1988	40 yrs.
7078 Shady Oak Road	Eden Prairie, MN	–	343,093	3,085,795	50,644	336,481	3,143,051	3,479,532	605,061	1985	40 yrs.
7115–7173 Shady Oak Road	Eden Prairie, MN	–	454,974	4,089,410	612,550	454,974	4,701,960	5,156,934	982,662	1984	40 yrs.
7400 Flying Cloud Drive	Eden Prairie, MN	–	195,982	1,762,027	136,281	195,982	1,898,309	2,094,290	349,890	1987	40 yrs.
7615 Smetana Lane	Eden Prairie, MN	–	1,011,517		8,664,470	3,000,000	6,675,988	9,675,988	905,199	2001	40 yrs.
7660–7716 Golden Triangle Drive	Eden Prairie, MN	–	568,706	5,115,177	2,033,207	1,289,215	6,427,875	7,717,090	1,909,099	1988	40 yrs.
7695–7699 Anagram Drive	Eden Prairie, MN	–	760,525	3,254,758	30,297	760,525	3,285,054	4,045,579	548,888	1997	40 yrs.
7777 Golden Triangle Drive	Eden Prairie, MN	–	993,101	2,136,862	876,359	993,101	3,013,221	4,006,322	347,159	2000	40 yrs.
7800 Equitable Drive	Eden Prairie, MN	–	2,188,525	3,788,762	54,051	2,188,525	3,842,812	6,031,337	620,721	1993	40 yrs.
7905 Fuller Road	Eden Prairie, MN	–	1,229,862	4,075,167	9,190	1,230,965	4,083,254	5,314,219	627,768	1994	40 yrs.
8855 Columbine Road	Eden Prairie, MN	–	1,400,925		6,135,076	2,504,591	5,031,410	7,536,001	66,733	2000	40 yrs.
8911 Columbine Road (B2)	Eden Prairie, MN	–	916,687		3,608,469	1,718,407	2,806,748	4,525,156	135,219	2000	40 yrs.
8937 Columbine Road	Eden Prairie, MN	–	1,325,829		4,287,274	1,739,966	3,873,137	5,613,103	480,294	2001	40 yrs.
8967 Columbine Road	Eden Prairie, MN	–	1,450,000	–	3,579,107	1,450,000	3,579,107	5,029,107	500,081	2000	40 yrs.
8995 Columbine Road	Eden Prairie, MN	–	1,087,594		3,664,053	2,055,296	2,696,352	4,751,648	258,908	2001	40 yrs.
9023 Columbine Road	Eden Prairie, MN	–	1,956,273	–	4,873,578	1,956,273	4,873,578	6,829,851	736,047	1999	40 yrs.
26442–26450 Haggerty Road	Farmington Hills, MI	–	237,687	2,143,478	115,460	237,691	2,258,934	2,496,625	404,848	1988	40 yrs.
26500 Haggerty Road	Farmington Hills, MI	–	311,093	2,791,804	263,848	311,097	3,055,648	3,366,745	541,973	1986	40 yrs.
26550 Haggerty Road	Farmington Hills, MI	–	368,083	–	2,603,133	535,179	2,436,037	2,971,216	533,750	2000	40 yrs.
26600 Haggerty Road	Farmington Hills, MI	–	455,846	–	2,856,012	537,693	2,774,164	3,311,858	564,036	1999	40 yrs.
26650 Haggerty Road	Farmington Hills, MI	–	173,166	1,562,704	107,825	173,170	1,670,525	1,843,695	291,082	1988	40 yrs.
26700 Haggerty Road	Farmington Hills, MI	–	253,338	2,290,696	52,294	253,341	2,342,987	2,596,328	418,842	1986	40 yrs.
26750 Haggerty Road	Farmington Hills, MI	–	292,717	2,638,688	210,744	292,720	2,849,429	3,142,149	608,896	1988	40 yrs.
26800 Haggerty Road	Farmington Hills, MI	–	175,489	1,583,362	214,629	175,492	1,797,987	1,973,480	372,563	1986	40 yrs.
26842–26850 Haggerty Road	Farmington Hills, MI	–	239,606	2,160,470	231,591	239,609	2,392,057	2,631,667	532,386	1988	40 yrs.
27200 Haggerty Road	Farmington Hills, MI	–	382,754	3,425,227	395,375	382,754	3,820,602	4,203,356	801,010	1983	40 yrs.
27220 Haggerty Road	Farmington Hills, MI	–	203,064	1,802,592	174,383	203,064	1,976,975	2,180,038	420,722	1985	40 yrs.
27240 Haggerty Road	Farmington Hills, MI	–	171,518	1,518,192	208,095	171,518	1,726,287	1,897,804	333,839	1985	40 yrs.
27260 Haggerty Road	Farmington Hills, MI	–	456,877	4,091,196	421,353	456,877	4,512,549	4,969,426	922,893	1983	40 yrs.
27280 Haggerty Road	Farmington Hills, MI	–	452,860	4,055,512	351,552	452,860	4,407,064	4,859,923	866,546	1983	40 yrs.
27300 Haggerty Road	Farmington Hills, MI	–	370,378	3,311,366	252,174	370,378	3,563,540	3,933,918	684,870	1985	40 yrs.
32991 Hamilton Court	Farmington Hills, MI	–	1,065,392	3,627,675	948,571	1,065,392	4,576,246	5,641,638	352,131	1989	40 yrs.
7028 Snowdrift Road	Fogelville, PA	–	520,473	959,279	260,567	524,390	1,215,930	1,740,319	160,494	1982	40 yrs.
9601 Cosner Drive	Fredericksburg, VA	–	475,262	3,917,234	213,400	475,262	4,130,633	4,605,895	964,529	1995	40 yrs.
5410 – 5430 Northwest 33rd Avenue	Ft. Lauderdale, FL	–	603,776	4,176,238	1,057,562	625,111	5,212,466	5,837,576	936,964	1985	40 yrs.
6500 NW 12th Avenue	Ft. Lauderdale, FL	–	7,099	3,046,309	212,487	–	3,265,895	3,265,895	656,446	1989	40 yrs.
6600 NW 12th Avenue	Ft. Lauderdale, FL	–	7,102	3,047,462	369,227	–	3,423,792	3,423,792	698,538	1989	40 yrs.
4121 Cox Road	Glen Allen, VA	–	1,083,006	6,035,653	128,237	1,083,006	6,163,890	7,246,896	53,982	2004	40 yrs.
4198 Cox Road	Glen Allen, VA	–	670,292	3,839,245	928,103	670,292	4,767,348	5,437,640	951,733	1984	40 yrs.
4510 Cox Road	Glen Allen, VA	–	1,010,024	7,151,729	1,531,997	1,010,044	8,683,706	9,693,750	1,786,809	1990	40 yrs.
4801 Cox Road	Glen Allen, VA	–	1,072,896	–	9,316,161	1,075,620	9,313,437	10,389,057	1,564,714	1998	40 yrs.
4880 Cox Road	Glen Allen, VA	*	743,898	4,499,807	1,142,222	743,898	5,642,029	6,385,927	884,660	1995	40 yrs.
5000 Cox Road	Glen Allen, VA	–	770,214	3,685,248	334,094	771,029	4,018,528	4,789,556	838,460	1990	40 yrs.
5500 Cox Road	Glen Allen, VA	–	443,485	–	2,741,389	483,263	2,701,611	3,184,874	575,664	1999	40 yrs.
101 Centreport Drive	Greensboro, NC	–	826,237	–	7,955,826	826,237	7,955,826	8,782,062	1,465,284	1998	40 yrs.
200 Centreport Drive	Greensboro, NC	*	331,400	3,768,600	550,503	332,017	4,318,487	4,650,503	1,196,605	1986	40 yrs.
4300 Federal Drive Expansion	Greensboro, NC	–	–	–	463,683	–	463,683	463,683	9,189	2003	40 yrs.
7736 McCloud Road	Greensboro, NC	–	591,795	5,895,312	520,914	591,795	6,416,226	7,008,021	1,130,369	1986	40 yrs.

LIBERTY PROPERTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2004

					Costs
			Initial Cost		Capitalized	Gross Amount Carried at End of Period				Date of
					Subsequent				Accumulated	Construction	Depreciable
					to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/04	12/31/04	Acquisition	(years)
OPERATING PROPERTIES
202 Centreport Drive	Greensboro, NC	*	549,948	5,360,462	651,762	549,679	6,012,493	6,562,172	1,602,252	1990	40 yrs.
15 Brendan Way	Greenville, SC	–	614,192	3,012,019	1,217,386	614,192	4,229,405	4,843,597	1,120,700	1988	40 yrs.
200 Southchase Boulevard	Greenville, SC	–	512,911		6,275,730	515,542	6,273,098	6,788,640	165,953	2003	40 yrs.
4 Independence Pointe	Greenville, SC	–	–		3,509,503	467,438	3,042,065	3,509,503	318,345	2002	40 yrs.
420 Park Avenue	Greenville, SC	*	522,548	2,730,261	910,143	522,548	3,640,405	4,162,952	880,522	1986	40 yrs.
5 Independence Pointe	Greenville, SC	–	–		3,286,404	467,438	2,818,966	3,286,404	387,116	2002	40 yrs.
55 Beattie Place	Greenville, SC	–	2,643,105	23,439,801	3,612,392	2,645,238	27,050,059	29,695,298	4,788,760	1986	40 yrs.
75 Beattie Place	Greenville, SC	*	2,406,646	17,400,939	1,243,269	2,408,577	18,642,278	21,050,854	3,520,372	1987	40 yrs.
979 Batesville Road	Greenville, SC	–	1,190,555		5,609,482	1,190,431	5,609,606	6,800,037	466,747	2002	40 yrs.
Independence Lot 6	Greenville, SC	–	–	–	3,036,422	545,698	2,490,724	3,036,422	36,577	2003	40 yrs.
One Independence Pointe	Greenville, SC	–	780,881	6,199,230	5,909,608	784,617	12,105,102	12,889,719	1,416,117	1982	40 yrs.
1 Enterprise Parkway	Hampton, VA	–	974,675	5,579,869	799,060	974,675	6,378,929	7,353,604	1,306,059	1987	40 yrs.
21 Enterprise Parkway	Hampton, VA	454,608	263,668	8,167,118	270,358	265,719	8,435,425	8,701,144	835,817	1999	40 yrs.
22 Enterprise Parkway	Hampton, VA	–	1,097,368	6,760,778	754,880	1,097,368	7,515,658	8,613,026	1,556,087	1990	40 yrs.
5 Manhattan Square	Hampton, VA	–	207,368	–	1,663,695	212,694	1,658,368	1,871,063	319,771	1999	40 yrs.
521 Butler Farm Road	Hampton, VA	–	750,769	2,911,149	160,297	710,486	3,111,728	3,822,215	91,020	2003	40 yrs.
7317 Parkway Drive	Hanover, MD	–	1,104,359	1,959,671	4,319	1,104,359	1,963,990	3,068,349	298,830	1983	40 yrs.
4050 Piedmont Parkway	High Point , NC	–	801,902	–	18,164,067	2,042,159	16,923,811	18,965,969	2,729,081	1998	40 yrs.
4170 Mendenhall Oaks Parkway	High Point , NC	–	143,699	–	2,205,698	373,502	1,975,894	2,349,397	420,492	1999	40 yrs.
4180 Mendenhall Oaks Parkway	High Point , NC	–	121,329	–	1,784,064	315,614	1,589,778	1,905,393	378,062	1999	40 yrs.
1400 Mendenhall Oaks Parkway	High Point, NC	–	172,320		6,870,520	984,672	6,058,168	7,042,840	452,221	2002	40 yrs.
2427 Penny Road	High Point, NC	–	1,165,664	–	3,467,001	655,240	3,977,424	4,632,665	1,383,212	1990	40 yrs.
4000 Piedmont Parkway	High Point, NC	*	592,885	4,825,615	653,022	597,368	5,474,154	6,071,522	1,374,243	1989	40 yrs.
4020 Meeting Way	High Point, NC	–	94,232		1,682,549	378,101	1,398,680	1,776,781	225,441	2001	40 yrs.
4135 Mendenall Oaks Parkway	High Point, NC	–	499,500	–	2,761,520	500,980	2,760,040	3,261,020	397,107	2000	40 yrs.
4160 Mendenhall Oaks Parkway	High Point, NC	–	285,882	–	3,180,422	545,627	2,920,677	3,466,304	492,153	1998	40 yrs.
4183 Eagle Hill Drive	High Point, NC	–	122,203		3,742,689	526,266	3,338,626	3,864,892	733,166	2001	40 yrs.
4189 Eagle Hill Drive	High Point, NC	–	100,106		3,403,622	431,106	3,072,622	3,503,728	443,057	2001	40 yrs.
4191 Mendenhall Oaks Parkway	High Point, NC	–	217,943		3,119,682	611,166	2,726,459	3,337,625	303,666	2002	40 yrs.
4194 Mendenhall Oaks Parkway	High Point, NC	–	102,372	–	2,441,961	265,991	2,278,342	2,544,333	482,145	1999	40 yrs.
4196 Mendenhall Oaks Parkway	High Point, NC	–	66,731	–	2,151,189	173,889	2,044,031	2,217,920	561,665	1999	40 yrs.
4300 Federal Drive	High Point, NC	–	264,038	–	1,626,937	276,038	1,614,937	1,890,975	253,832	1998	40 yrs.
4328, 4336 Federal Drive	High Point, NC	5,014,776	521,122	–	7,237,290	825,092	6,933,319	7,758,412	2,728,220	1995	40 yrs.
4344 Federal Drive	High Point, NC	*	484,001	–	2,615,237	173,623	2,925,616	3,099,239	760,099	1996	40 yrs.
4380 Federal Drive	High Point, NC	–	282,996	–	2,209,554	283,368	2,209,182	2,492,550	591,717	1997	40 yrs.
4388 Federal Drive	High Point, NC	–	143,661	–	1,232,395	132,655	1,243,401	1,376,056	358,727	1997	40 yrs.
4500 Green Point Drive	High Point, NC	–	230,622	–	2,323,616	231,692	2,322,546	2,554,238	922,886	1989	40 yrs.
4501 Green Point Drive	High Point, NC	–	319,289	–	2,550,134	320,450	2,548,973	2,869,423	945,464	1989	40 yrs.
4523 Green Point Drive	High Point, NC	–	234,564	–	2,356,430	235,698	2,355,296	2,590,994	894,082	1988	40 yrs.
4524 Green Point Drive	High Point, NC	*	182,810	–	2,327,356	183,888	2,326,278	2,510,166	852,493	1989	40 yrs.
1 Walnut Grove Drive	Horsham, PA	–	1,058,901	5,343,606	1,041,557	1,058,901	6,385,163	7,444,064	1,773,317	1986	40 yrs.
100 Gibraltar Road	Horsham, PA	–	38,729	349,811	9,589	38,729	359,400	398,129	63,427	1975	40 yrs.
100 Witmer Road	Horsham, PA	6,890,578	3,102,784	–	11,820,399	3,764,784	11,158,399	14,923,183	2,275,809	1996	40 yrs.
100–107 Lakeside Drive	Horsham, PA	–	239,528	2,163,498	658,886	255,528	2,806,384	3,061,912	707,601	1982	40 yrs.
101 Gibraltar Road	Horsham, PA	–	651,990	5,888,989	1,308,734	732,552	7,117,161	7,849,713	1,219,791	1977	40 yrs.
101–111 Rock Road	Horsham, PA	–	350,561	3,166,389	262,861	452,251	3,327,560	3,779,811	677,637	1975	40 yrs.
102 Rock Road	Horsham, PA	–	1,110,209	2,301,302	1,133,191	1,114,985	3,429,717	4,544,702	287,042	1985	40 yrs.
103–109 Gibraltar Road	Horsham, PA	–	270,906	2,448,500	797,649	270,906	3,246,148	3,517,055	812,275	1978	40 yrs.
104 Rock Road	Horsham, PA	–	330,111	2,981,669	233,299	330,111	3,214,968	3,545,079	544,638	1974	40 yrs.
104 Witmer Road	Horsham, PA	*	1,248,148	–	1,056,101	189,793	2,114,456	2,304,249	542,231	1975	40 yrs.
110 Gibraltar Road	Horsham, PA	–	673,041	5,776,369	1,962,483	673,041	7,738,852	8,411,893	1,330,843	1979	40 yrs.
111–159 Gibraltar Road	Horsham, PA	–	489,032	4,126,151	450,122	489,032	4,576,273	5,065,305	994,411	1981	40 yrs.
111–195 Witmer Road	Horsham, PA	–	407,005	3,129,058	10,058	378,205	3,167,917	3,546,121	723,756	1987	40 yrs.
113–123 Rock Road	Horsham, PA	–	351,072	3,171,001	333,995	451,731	3,404,336	3,856,068	626,433	1975	40 yrs.
120 Gibraltar Road	Horsham, PA	–	533,142	4,830,515	568,580	558,142	5,374,095	5,932,237	1,048,660	1980	40 yrs.
123–135 Rock Road	Horsham, PA	–	292,360	2,411,677	855,245	393,019	3,166,263	3,559,281	829,054	1975	40 yrs.
132 Welsh Road	Horsham, PA	–	1,333,642	–	4,355,942	1,408,041	4,281,542	5,689,583	959,303	1998	40 yrs.
161–175 Gibraltar Road	Horsham, PA	–	294,673	2,663,722	592,942	294,673	3,256,664	3,551,337	638,696	1976	40 yrs.
181–187 Gibraltar Road	Horsham, PA	–	360,549	3,259,984	506,596	360,549	3,766,580	4,127,129	845,064	1982	40 yrs.
2 Walnut Grove Drive	Horsham, PA	–	1,281,870	7,767,374	1,169,325	1,265,363	8,953,205	10,218,569	2,268,114	1989	40 yrs.
200 Gibraltar Road	Horsham, PA	–	638,513	5,811,323	978,029	638,513	6,789,351	7,427,865	1,682,055	1990	40 yrs.
200–264 Lakeside Drive	Horsham, PA	–	502,705	4,540,597	1,099,215	502,705	5,639,812	6,142,517	1,242,988	1982	40 yrs.
201 Gibraltar Road	Horsham, PA	–	380,127	3,433,433	1,957,507	380,802	5,390,265	5,771,067	839,601	1983	40 yrs.

LIBERTY PROPERTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2004

					Costs
			Initial Cost		Capitalized	Gross Amount Carried at End of Period				Date of
					Subsequent				Accumulated	Construction	Depreciable
					to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/04	12/31/04	Acquisition	(years)
OPERATING PROPERTIES
210–223 Witmer Road	Horsham, PA	–	270,282	2,441,276	1,514,149	270,282	3,955,425	4,225,707	723,986	1972	40 yrs.
220 Gibraltar Road	Horsham, PA	–	629,944	5,733,228	1,076,754	629,944	6,809,982	7,439,926	1,611,482	1990	40 yrs.
231–237 Gibraltar Road	Horsham, PA	*	436,952	3,948,963	504,112	436,952	4,453,075	4,890,027	930,394	1981	40 yrs.
240 Gibraltar Road	Horsham, PA	–	629,944	5,733,234	1,513,047	629,944	7,246,281	7,876,225	1,575,248	1990	40 yrs.
255 Business Center Drive	Horsham, PA	–	1,086,356	2,007,214	89,433	1,078,769	2,104,233	3,183,002	59,135	2003	40 yrs.
261–283 Gibraltar Road	Horsham, PA	*	464,871	3,951,972	118,797	464,871	4,070,769	4,535,640	734,722	1978	40 yrs.
300 Welsh Road	Horsham, PA	–	696,061	3,339,991	914,583	696,061	4,254,573	4,950,634	619,876	1985	40 yrs.
300 Welsh Road – Building 3	Horsham, PA	–	180,459	1,441,473	331,376	180,459	1,772,848	1,953,307	461,318	1983	40 yrs.
300 Welsh Road – Building 4	Horsham, PA	–	282,493	2,256,508	1,136,873	282,493	3,393,381	3,675,874	889,085	1983	40 yrs.
300–309 Lakeside Drive	Horsham, PA	–	369,475	3,338,761	1,626,247	376,475	4,958,008	5,334,483	1,333,330	1982	40 yrs.
355 Business Center Drive	Horsham, PA	–	483,045	898,798	94,507	479,200	997,151	1,476,351	28,330	2003	40 yrs.
4 Walnut Grove	Horsham, PA	*	2,515,115	–	7,329,299	2,515,115	7,329,299	9,844,415	1,038,462	1999	40 yrs.
400–445 Lakeside Drive	Horsham, PA	–	543,628	4,910,226	2,761,305	583,628	7,631,532	8,215,159	1,613,825	1981	40 yrs.
425 Privet Road	Horsham, PA	–	–	–	–	–	–	–	–	2001	40 yrs.
455 Business Center Drive	Horsham, PA	–	1,351,011	2,503,449	603,914	1,343,370	3,115,004	4,458,374	15,282	2003	40 yrs.
5 Walnut Grove Drive	Horsham, PA	–	1,065,951	–	9,671,647	1,939,712	8,797,886	10,737,598	1,223,678	2000	40 yrs.
506 Prudential Road	Horsham, PA	–	208,140	895,470	652,633	208,140	1,548,102	1,756,243	276,523	1973	40 yrs.
507 Prudential Road Expansion	Horsham, PA	–	357,565		2,085,473	481,436	1,961,602	2,443,038	23,921	2002	40 yrs.
555 Business Center Drive	Horsham, PA	–	727,420	1,353,650	171,448	723,016	1,529,503	2,252,519	46,864	2003	40 yrs.
680 Blair Mill Road	Horsham, PA	–	3,527,151		12,038,983	4,138,577	11,427,557	15,566,134	1,282,740	2001	40 yrs.
700 Dresher Road	Horsham, PA	–	2,551,777	3,020,638	4,375,091	2,565,140	7,382,366	9,947,506	2,127,544	1987	40 yrs.
719 Dresher Road	Horsham, PA	*	493,426	2,812,067	244,306	495,112	3,054,687	3,549,799	517,920	1987	40 yrs.
507 Prudential Road	Horsham, PA	*	644,900	5,804,100	6,337,783	652,974	12,133,809	12,786,783	2,556,715	1988	40 yrs.
747 Dresher Road	Horsham, PA	–	1,607,238	–	4,769,423	1,607,977	4,768,684	6,376,661	1,704,486	1988	40 yrs.
767 Electronic Drive	Horsham, PA	*	1,229,685	–	2,773,209	1,241,970	2,760,924	4,002,893	1,225,807	1996	40 yrs.
10735 West Little York Road	Houston, TX	–	1,110,988	6,351,946	1,657,911	1,135,483	7,985,363	9,120,845	270,250	2000	40 yrs.
10739 West Little York Road	Houston, TX	–	797,931	5,950,894	389,587	799,560	6,338,852	7,138,412	365,017	1999	40 yrs.
16405 Air Center Boulevard	Houston, TX	–	438,853	3,030,396	267,645	438,853	3,298,041	3,736,894	609,216	1997	40 yrs.
16445 Air Center Boulevard	Houston, TX	–	363,339	2,509,186	437,435	363,339	2,946,621	3,309,960	658,633	1997	40 yrs.
16580 Air Center Boulevard	Houston, TX	–	289,000	3,559,857	258,107	289,000	3,817,964	4,106,965	535,694	1997	40 yrs.
16605 Air Center Boulevard	Houston, TX	–	298,999		3,770,315	496,186	3,573,128	4,069,314	470,809	2002	40 yrs.
16685 Air Center Boulevard	Houston, TX	–	–	–	2,912,654	414,691	2,497,963	2,912,654	28,164	2004	40 yrs.
1755 Trans Central Drive	Houston, TX	–	293,534	3,036,269	164,163	306,147	3,187,819	3,493,966	378,686	1999	40 yrs.
8801–19 & 8821–49 Fallbrook Drive	Houston, TX	–	2,290,001	15,297,141	1,490,460	2,290,002	16,787,600	19,077,602	686,026	2000	40 yrs.
8802–8824 Fallbrook Drive	Houston, TX	–	1,114,406	6,364,767	37,730	1,114,406	6,402,497	7,516,903	–	2004	40 yrs.
8825–8839 N Sam Houston Pkwy	Houston, TX	–	638,453	3,258,815	(33,152)	638,453	3,225,662	3,864,115	–	2004	40 yrs.
8850–8872 Fallbrook Drive	Houston, TX	–	504,317	2,878,351	(4,747)	504,317	2,873,604	3,377,921	–	2004	40 yrs.
10 North Park Drive	Hunt Valley, MD	–	2,211,969	7,816,042	42,622	2,211,969	7,858,663	10,070,632	228,775	2003	40 yrs.
20 Wright Avenue	Hunt Valley, MD	–	1,205,946	–	9,644,892	1,861,025	8,989,813	10,850,838	639,358	2001	40 yrs.
307 International Circle	Hunt Valley, MD	–	3,538,319	14,190,832	12,625	3,538,319	14,203,457	17,741,776	–	2004	40 yrs.
309 International Circle	Hunt Valley, MD	–	613,667	2,458,204	1,112	613,667	2,459,316	3,072,983	–	2004	40 yrs.
311 International Circle	Hunt Valley, MD	–	313,365	1,281,093	–	313,365	1,281,093	1,594,459	–	2004	40 yrs.
4 North Park Drive	Hunt Valley, MD	–	3,269,948	13,551,370	145,657	3,269,948	13,697,028	16,966,975	410,089	2003	40 yrs.
6 North Park Drive	Hunt Valley, MD	–	2,077,949	8,770,566	959,120	2,077,949	9,729,687	11,807,636	332,183	2003	40 yrs.
10245 Centurion Parkway North	Jacksonville, FL	–	852,644	3,510,889	987,552	853,704	4,497,381	5,351,085	600,982	1996	40 yrs.
11777 Central Highway	Jacksonville, FL	–	92,207	429,997	1,275,050	140,426	1,656,828	1,797,254	859,265	1985	40 yrs.
1200 River Place Blvd.	Jacksonville, FL	–	1,028,864	–	18,970,379	1,046,629	18,952,614	19,999,243	8,896,128	1985	40 yrs.
1300 Riverplace Boulevard	Jacksonville, FL	–	1,804,258	7,755,572	1,313,000	1,804,258	9,068,572	10,872,829	1,636,313	1980	40 yrs.
4190 Belfort Road	Jacksonville, FL	–	821,000	5,866,000	3,133,146	827,420	8,992,726	9,820,146	3,105,708	1986	40 yrs.
4345 Southpoint Parkway	Jacksonville, FL	–	–	–	8,792,159	418,093	8,374,065	8,792,159	1,830,036	1998	40 yrs.
4801 Executive Park Court – 100	Jacksonville, FL	*	554,993	2,993,277	861,429	554,542	3,855,157	4,409,699	893,740	1990	40 yrs.
4801 Executive Park Court – 200	Jacksonville, FL	*	370,017	1,995,518	209,622	370,039	2,205,117	2,575,157	391,161	1990	40 yrs.
4810 Executive Park Court	Jacksonville, FL	*	369,694	3,045,639	419,792	370,039	3,465,085	3,835,125	592,919	1990	40 yrs.
4815 Executive Park Court – 100	Jacksonville, FL	*	366,317	1,975,393	299,358	366,339	2,274,729	2,641,068	453,449	1995	40 yrs.
4815 Executive Park Court – 200	Jacksonville, FL	*	462,522	2,494,397	437,761	462,549	2,932,130	3,394,680	628,646	1995	40 yrs.
4820 Executive Park Court	Jacksonville, FL	*	555,173	2,693,130	609,892	555,213	3,302,982	3,858,195	700,674	1997	40 yrs.
4825 Executive Park Court	Jacksonville, FL	*	601,278	3,242,491	203,497	601,401	3,445,865	4,047,266	642,593	1996	40 yrs.
4887 Belfort Road	Jacksonville, FL	–	1,299,202		7,742,837	1,665,915	7,376,123	9,042,038	889,726	2002	40 yrs.
4899 Belfort Road	Jacksonville, FL	–	1,299,201	–	7,870,616	1,207,751	7,962,066	9,169,817	1,268,280	2000	40 yrs.
4901 Belfort Road	Jacksonville, FL	–	877,964	2,360,742	1,925,157	877,964	4,285,899	5,163,863	1,404,462	1986	40 yrs.
4905 Belfort Street	Jacksonville, FL	–	638,154	–	3,461,526	641,272	3,458,408	4,099,680	622,655	2000	40 yrs.
5941–5975 Richard Street	Jacksonville, FL	–	583,622	–	1,415,750	843,900	1,155,472	1,999,372	731,240	1978	40 yrs.
5977–6607 Richard Street	Jacksonville, FL	–	180,033	–	3,249,765	636,901	2,792,897	3,429,798	1,194,333	1980	40 yrs.

LIBERTY PROPERTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2004

					Costs
			Initial Cost		Capitalized	Gross Amount Carried at End of Period				Date of
					Subsequent				Accumulated	Construction	Depreciable
					to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/04	12/31/04	Acquisition	(years)
OPERATING PROPERTIES
6255 Lake Gray Boulevard	Jacksonville, FL	–	813,067	–	3,747,998	812,634	3,748,431	4,561,065	1,736,561	1987	40 yrs.
6600 Southpoint Parkway	Jacksonville, FL	–	998,432	4,055,727	338,920	1,002,704	4,390,375	5,393,079	1,155,597	1986	40 yrs.
6601 Executive Park Circle North	Jacksonville, FL	–	551,250	3,128,361	1,130	551,250	3,129,491	3,680,741	547,447	1992	40 yrs.
6602 Executive Park Court – 100	Jacksonville, FL	*	388,519	2,095,293	143,006	388,541	2,238,277	2,626,818	520,653	1993	40 yrs.
6602 Executive Park Court – 200	Jacksonville, FL	*	296,014	1,596,347	407,277	296,032	2,003,606	2,299,638	373,663	1993	40 yrs.
6620 Southpoint Drive	Jacksonville, FL	–	614,602	4,267,477	763,718	614,602	5,031,195	5,645,797	1,240,915	1984	40 yrs.
6631 Executive Park Court – 100	Jacksonville, FL	*	251,613	1,356,849	488,230	251,627	1,845,065	2,096,692	384,362	1994	40 yrs.
6631 Executive Park Court – 200	Jacksonville, FL	*	406,561	2,195,070	179,545	407,043	2,374,133	2,781,176	499,405	1994	40 yrs.
6700 Southpoint Parkway	Jacksonville, FL	–	620,719	2,989,746	756,009	624,215	3,742,259	4,366,474	1,092,981	1987	40 yrs.
7014 AC Skinner Parkway	Jacksonville, FL	–	574,198	–	3,557,523	780,486	3,351,236	4,131,721	853,074	1999	40 yrs.
7016 AC Skinner Parkway	Jacksonville, FL	–	597,181	–	2,333,385	602,633	2,327,934	2,930,566	838,177	1996	40 yrs.
7018 AC Skinner Parkway	Jacksonville, FL	–	840,996	–	4,470,231	846,461	4,464,766	5,311,227	1,499,338	1997	40 yrs.
7020 AC Skinner Parkway	Jacksonville, FL	*	398,257	–	2,741,293	749,811	2,389,740	3,139,550	755,570	1996	40 yrs.
7022 AC Skinner Parkway	Jacksonville, FL	*	706,934	–	3,454,545	853,981	3,307,499	4,161,479	1,082,028	1996	40 yrs.
7077 Bonneval Road	Jacksonville, FL	–	768,000	5,789,000	1,867,953	774,020	7,650,933	8,424,953	2,697,365	1988	40 yrs.
7251 Salisbury Road	Jacksonville, FL	–	–	–	3,567,820	662,559	2,905,261	3,567,820	459,109	2000	40 yrs.
7255 Salisbury Road	Jacksonville, FL	–	392,060		2,697,600	680,766	2,408,894	3,089,660	256,769	2002	40 yrs.
7898 Baymeadows Way	Jacksonville, FL	–	561,802	–	1,974,646	568,005	1,968,443	2,536,448	1,067,025	1978	40 yrs.
7910 & 7948 Baymeadows Way	Jacksonville, FL	–	210,299	–	2,666,923	211,449	2,665,773	2,877,222	1,409,621	1981	40 yrs.
7954 & 7960 Baymeadows Way	Jacksonville, FL	–	291,312	–	2,946,876	292,667	2,945,521	3,238,188	1,486,088	1982	40 yrs.
7970 Bayberry Road	Jacksonville, FL	–	127,520	–	1,281,661	129,979	1,279,203	1,409,181	929,225	1978	40 yrs.
7980 Bayberry Road	Jacksonville, FL	–	330,726	1,338,101	32,776	330,726	1,370,877	1,701,603	255,168	1978	40 yrs.
8665,8667,8669 Baypine Road	Jacksonville, FL	–	966,552	–	5,422,579	974,959	5,414,172	6,389,131	1,830,238	1987	40 yrs.
8775 Baypine Road	Jacksonville, FL	–	906,804	–	3,174,420	913,013	3,168,211	4,081,224	1,309,373	1989	40 yrs.
8787 Baypine Road	Jacksonville, FL	–	2,076,306	–	35,426,748	2,028,593	35,474,461	37,503,054	20,125,257	1990	40 yrs.
151 South Warner Road	King of Prussia, PA	–	1,218,086	6,937,866	380,234	1,186,972	7,349,214	8,536,186	1,486,581	1980	40 yrs.
2100 Renaissance Boulevard	King of Prussia, PA	–	1,110,111	–	9,382,851	1,132,519	9,360,443	10,492,962	2,170,180	1999	40 yrs.
2201 Renaissance Boulevard	King of Prussia, PA	–	–	–	15,548,161	2,413,514	13,134,647	15,548,161	2,342,074	2000	40 yrs.
2300 Renaissance Boulevard	King of Prussia, PA	–	509,580	–	2,648,280	574,152	2,583,707	3,157,860	559,667	1999	40 yrs.
2301 Renaissance Boulevard	King of Prussia, PA	–	1,645,246	–	30,034,238	4,581,649	27,097,834	31,679,483	2,168,732	2002	40 yrs.
2500 Renaissance Boulevard	King of Prussia, PA	–	509,580	–	2,786,056	592,886	2,702,749	3,295,636	658,360	1999	40 yrs.
2520 Renaissance Boulevard	King of Prussia, PA	–	1,020,000	–	5,004,494	978,402	5,046,092	6,024,494	1,193,023	1999	40 yrs.
2540 Renaissance Boulevard	King of Prussia, PA	–	–	–	1,625,497	274,341	1,351,156	1,625,497	243,185	2000	40 yrs.
2560 Renaissance Boulevard	King of Prussia, PA	–	–	–	3,729,254	649,792	3,079,462	3,729,254	532,482	2000	40 yrs.
2700 Horizon Drive	King of Prussia, PA	–	764,370	–	3,673,287	867,815	3,569,842	4,437,657	852,197	1998	40 yrs.
2900 Horizon Drive	King of Prussia, PA	–	679,440	–	3,503,074	774,096	3,408,418	4,182,514	705,339	1998	40 yrs.
3200 Horizon Drive	King of Prussia, PA	*	928,637	–	6,495,910	1,210,137	6,214,410	7,424,547	2,052,769	1996	40 yrs.
3200 Horizon Drive Expansion	King of Prussia, PA	–	–		–	–	–	–	–	2001	40 yrs.
3400 Horizon Drive	King of Prussia, PA	–	776,496	3,139,068	973,848	776,496	4,112,915	4,889,411	910,739	1995	40 yrs.
3600 Horizon Drive	King of Prussia, PA	–	236,432	1,856,252	15,352	236,432	1,871,604	2,108,035	332,585	1989	40 yrs.
3602 Horizon Drive	King of Prussia, PA	–	217,734	1,759,489	338,288	217,809	2,097,701	2,315,510	413,332	1989	40 yrs.
3604 Horizon Drive	King of Prussia, PA	–	397,178	–	1,629,103	350,874	1,675,407	2,026,281	617,870	1998	40 yrs.
3606 Horizon Drive	King of Prussia, PA	1,413,163	789,409	–	1,940,816	815,855	1,914,370	2,730,225	607,345	1997	40 yrs.
440 East Swedesford Road	King of Prussia, PA	–	717,001	4,816,121	2,643,115	717,001	7,459,236	8,176,237	2,246,064	1988	40 yrs.
460 East Swedesford Road	King of Prussia, PA	–	705,317	4,737,487	1,475,090	705,317	6,212,577	6,917,894	1,500,286	1988	40 yrs.
650 Swedesford Road	King of Prussia, PA	–	952,911	6,722,830	8,760,839	952,911	15,483,668	16,436,579	4,796,512	1971	40 yrs.
680 Swedesford Road	King of Prussia, PA	–	952,361	6,722,830	8,344,031	952,361	15,066,861	16,019,222	4,831,788	1971	40 yrs.
170 South Warner Road	King of Prussia, PA	–	547,800	3,137,400	2,463,339	458,232	5,690,307	6,148,539	2,529,674	1980	40 yrs.
190 South Warner Road	King of Prussia, PA	–	552,200	3,162,600	1,727,818	461,909	4,980,708	5,442,618	1,799,793	1980	40 yrs.
3000 Horizon Drive	King of Prussia, PA	*	1,191,449	–	2,309,358	946,703	2,554,103	3,500,806	431,980	1997	40 yrs.
3100 Horizon Drive	King of Prussia, PA	*	601,956	–	2,004,237	611,436	1,994,758	2,606,194	617,458	1995	40 yrs.
3300 Horizon Drive	King of Prussia, PA	*	566,403	–	3,404,307	687,878	3,282,831	3,970,709	750,478	1996	40 yrs.
3500 Horizon Drive	King of Prussia, PA	–	1,204,839	–	2,630,229	1,223,875	2,611,193	3,835,068	565,726	1996	40 yrs.
2151 Cabot Boulevard	Langhorne, PA	–	384,100	3,456,900	249,314	389,990	3,700,323	4,090,314	942,066	1982	40 yrs.
800 Town Center Drive	Langhorne, PA	–	1,617,150	–	9,905,285	1,619,288	9,903,147	11,522,435	4,376,301	1987	40 yrs.
1000 East Whitcomb Avenue	Madison Heights, MI	–	113,512	1,023,613	155,242	113,512	1,178,855	1,292,367	215,314	1980	40 yrs.
1000 Tech Row	Madison Heights, MI	–	357,897	2,628,029	287,131	357,897	2,915,160	3,273,057	435,908	1987	40 yrs.
1201 East Whitcomb Avenue	Madison Heights, MI	–	302,567	1,213,232	26,687	302,567	1,239,920	1,542,487	218,832	1980	40 yrs.
1210 East Whitcomb Avenue	Madison Heights, MI	–	121,298	329,051	27,093	121,298	356,145	477,443	74,835	1983	40 yrs.
1260 Kempar Avenue	Madison Heights, MI	–	78,720	385,223	32,877	78,720	418,100	496,820	71,161	1981	40 yrs.
1280 Kempar Avenue	Madison Heights, MI	–	142,305	536,474	25,150	142,305	561,624	703,929	89,918	1983	40 yrs.
31601 Research Park Drive	Madison Heights, MI	–	331,179	1,879,812	99,373	331,179	1,979,185	2,310,364	304,962	1985	40 yrs.
31651 Research Park Drive	Madison Heights, MI	–	194,012	1,101,576	82,919	194,012	1,184,495	1,378,507	179,033	1985	40 yrs.

LIBERTY PROPERTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2004

					Costs
			Initial Cost		Capitalized	Gross Amount Carried at End of Period				Date of
					Subsequent				Accumulated	Construction	Depreciable
					to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/04	12/31/04	Acquisition	(years)
OPERATING PROPERTIES
31700 Research Park Drive	Madison Heights, MI	–	373,202	1,824,721	4,635	373,203	1,829,355	2,202,558	293,427	1988	40 yrs.
31701 Research Park Drive	Madison Heights, MI	–	185,845	1,054,681	126,202	185,845	1,180,883	1,366,728	196,128	1985	40 yrs.
31751 Research Park Drive	Madison Heights, MI	–	194,063	1,300,574	70,022	194,063	1,370,596	1,564,659	217,836	1985	40 yrs.
31771 Sherman Avenue	Madison Heights, MI	–	150,944	645,040	70,981	150,944	716,021	866,965	160,597	1982	40 yrs.
31791 Sherman Avenue	Madison Heights, MI	–	105,606	649,891	22,803	105,606	672,694	778,300	111,532	1983	40 yrs.
31800 Research Park Drive	Madison Heights, MI	–	217,929	1,601,469	29,193	217,929	1,630,662	1,848,591	270,934	1986	40 yrs.
31811 Sherman Avenue	Madison Heights, MI	–	207,599	1,179,010	22,874	207,599	1,201,884	1,409,483	194,871	1983	40 yrs.
31831 Sherman Avenue	Madison Heights, MI	–	158,483	900,064	20,678	158,483	920,743	1,079,225	148,706	1984	40 yrs.
31900 Sherman Avenue	Madison Heights, MI	–	269,293	1,754,498	484,562	269,293	2,239,060	2,508,353	323,559	1984	40 yrs.
32661 Edward Avenue	Madison Heights, MI	–	378,838	2,330,550	4,054	378,838	2,334,604	2,713,442	374,670	1976	40 yrs.
32751 Edward Avenue	Madison Heights, MI	–	151,410	859,462	54,559	151,410	914,021	1,065,431	160,608	1969	40 yrs.
32853 Edward Avenue	Madison Heights, MI	–	138,121	784,426	86,427	138,121	870,853	1,008,974	167,591	1973	40 yrs.
555 East Mandoline Avenue	Madison Heights, MI	–	140,862	799,993	81,072	140,862	881,065	1,021,927	161,302	1979	40 yrs.
599 East Mandoline Avenue	Madison Heights, MI	–	132,164	646,768	98,690	132,164	745,457	877,622	142,108	1979	40 yrs.
749 East Mandoline Avenue	Madison Heights, MI	–	144,658	708,054	10,611	144,658	718,665	863,323	121,533	1974	40 yrs.
750 East Mandoline Avenue	Madison Heights, MI	–	151,458	741,185	44,878	151,458	786,062	937,521	148,202	1969	40 yrs.
800 East Whitcomb Avenue	Madison Heights, MI	–	151,704	1,294,687	98,221	151,704	1,392,908	1,544,613	280,555	1987	40 yrs.
800 Tech Row	Madison Heights, MI	–	444,977	2,984,811	71,648	444,977	3,056,459	3,501,436	484,914	1986	40 yrs.
900 East Mandoline Avenue	Madison Heights, MI	–	157,729	771,872	62,619	157,729	834,491	992,220	181,106	1972	40 yrs.
900 Tech Row	Madison Heights, MI	–	155,606	883,725	136,165	155,606	1,019,890	1,175,496	168,049	1986	40 yrs.
949 East Mandoline Avenue	Madison Heights, MI	–	137,049	778,338	5,751	137,049	784,089	921,138	129,910	1974	40 yrs.
950 East Whitcomb Avenue	Madison Heights, MI	–	113,630	2,162,302	301,082	113,630	2,463,384	2,577,014	409,467	1988	40 yrs.
1901 Summit Tower Boulevard	Maitland, FL	–	6,078,791	12,348,567	347,974	6,083,206	12,692,127	18,775,333	2,085,528	1998	40 yrs.
1 Country View Road	Malvern, PA	–	400,000	3,600,000	475,810	406,421	4,069,390	4,475,810	1,050,881	1982	40 yrs.
1 Great Valley Parkway	Malvern, PA	4,661,040	419,460	3,792,570	333,900	419,460	4,126,469	4,545,930	855,192	1982	40 yrs.
10 Great Valley Parkway	Malvern, PA	–	823,540	1,341,376	44,588	832,244	1,377,260	2,209,504	42,723	2003	40 yrs.
100 Chesterfield Parkway	Malvern, PA	–	1,320,625	–	6,905,474	1,349,954	6,876,145	8,226,099	1,734,488	1998	40 yrs.
1001 Cedar Hollow Road	Malvern, PA	–	1,436,814	–	16,047,698	1,646,984	15,837,528	17,484,512	3,791,735	1998	40 yrs.
11 Great Valley Parkway	Malvern, PA	–	496,297	–	3,226,924	708,331	3,014,890	3,723,221	463,231	2001	40 yrs.
11,15 Great Valley Parkway	Malvern, PA	*	1,837,050	–	15,005,064	1,837,878	15,004,237	16,842,114	9,414,899	1986	40 yrs.
18 Great Valley Parkway	Malvern, PA	–	394,036	3,976,221	100,474	398,228	4,072,504	4,470,731	609,701	1980	40 yrs.
200 Chesterfield Parkway	Malvern, PA	–	495,893	2,739,093	361,065	544,649	3,051,402	3,596,051	1,757,754	1989	40 yrs.
27–43 Great Valley Parkway	Malvern, PA	*	448,775	–	2,201,413	449,447	2,200,741	2,650,188	1,401,910	1977	40 yrs.
3 Country View Road	Malvern, PA	–	814,278	–	4,946,433	1,128,881	4,631,830	5,760,711	752,802	1998	40 yrs.
375 Technology Drive	Malvern, PA	–	191,114	–	1,958,524	234,922	1,914,715	2,149,638	536,083	1998	40 yrs.
40 Liberty Boulevard	Malvern, PA	–	4,241,137	17,737,090	2,182,842	4,241,167	19,919,901	24,161,068	3,997,558	1989	40 yrs.
425 Technology Drive	Malvern, PA	–	191,114	–	1,843,025	321,473	1,712,666	2,034,139	563,372	1998	40 yrs.
45 Liberty Boulevard	Malvern, PA	–	4,380,221	–	15,313,598	4,749,748	14,944,071	19,693,819	3,260,260	1999	40 yrs.
45–67 Great Valley Parkway	Malvern, PA	*	795,143	–	3,160,608	795,831	3,159,920	3,955,751	1,904,341	1974	40 yrs.
5 Great Valley Parkway	Malvern, PA	–	684,200	6,181,661	976,085	684,200	7,157,746	7,841,945	1,366,951	1983	40 yrs.
50 Morehall Road	Malvern, PA	–	849,576	–	13,043,717	1,337,076	12,556,217	13,893,293	3,419,091	1997	40 yrs.
600 Chesterfield Parkway	Malvern, PA	–	2,013,750	–	8,135,324	2,050,555	8,098,519	10,149,074	1,745,082	1999	40 yrs.
700 Chesterfield Parkway	Malvern, PA	–	2,013,750	–	8,096,150	2,037,813	8,072,087	10,109,900	1,730,944	1999	40 yrs.
10 Valley Stream Parkway	Malvern, PA	*	509,075	–	3,047,900	509,899	3,047,076	3,556,975	1,523,724	1984	40 yrs.
10, 20 Liberty Boulevard	Malvern, PA	–	724,058	–	5,656,312	724,846	5,655,525	6,380,370	2,061,638	1985	40 yrs.
12,14,16 Great Valley Parkway	Malvern, PA	–	130,689	–	1,500,199	128,767	1,502,121	1,630,888	741,879	1982	40 yrs.
14 Lee Boulevard	Malvern, PA	*	664,282	–	5,728,005	643,892	5,748,395	6,392,287	2,214,308	1988	40 yrs.
155 Great Valley Parkway	Malvern, PA	–	625,147	–	2,627,280	626,068	2,626,359	3,252,427	1,328,526	1981	40 yrs.
20 Valley Stream Parkway	Malvern, PA	*	465,539	–	5,537,819	466,413	5,536,945	6,003,358	2,434,289	1987	40 yrs.
205 Great Valley Parkway	Malvern, PA	*	1,368,259	–	10,469,948	1,369,003	10,469,204	11,838,207	5,872,631	1981	40 yrs.
256 Great Valley Parkway	Malvern, PA	–	161,098	–	1,785,717	161,949	1,784,866	1,946,815	1,056,722	1980	40 yrs.
257–275 Great Valley Parkway	Malvern, PA	*	504,611	–	4,802,370	505,458	4,801,523	5,306,981	2,568,209	1983	40 yrs.
277–293 Great Valley Parkway	Malvern, PA	–	530,729	–	2,215,212	531,534	2,214,406	2,745,941	1,142,682	1984	40 yrs.
30 Great Valley Parkway	Malvern, PA	–	128,126	–	385,634	128,783	384,977	513,760	281,410	1975	40 yrs.
300 Technology Drive	Malvern, PA	–	368,626	–	1,344,816	374,497	1,338,945	1,713,442	619,875	1985	40 yrs.
300–400 Chesterfield Parkway	Malvern, PA	*	937,212	–	5,204,223	937,942	5,203,493	6,141,435	2,174,175	1988	40 yrs.
311 Technology Drive	Malvern, PA	–	397,131	–	2,488,292	397,948	2,487,475	2,885,423	1,209,194	1984	40 yrs.
325 Technology Drive	Malvern, PA	*	376,444	–	1,994,710	385,693	1,985,461	2,371,154	1,028,956	1984	40 yrs.
333 Phoenixville Pike	Malvern, PA	–	523,530	–	2,917,373	524,230	2,916,673	3,440,903	1,423,764	1985	40 yrs.
333 Technology Drive	Malvern, PA	*	157,249	–	3,321,853	158,077	3,321,025	3,479,102	1,532,354	1987	40 yrs.
40 Valley Stream Parkway	Malvern, PA	*	322,918	–	2,321,655	325,775	2,318,798	2,644,573	1,005,848	1987	40 yrs.
420 Lapp Road	Malvern, PA	*	1,054,418	–	6,994,972	1,055,243	6,994,147	8,049,390	2,555,880	1989	40 yrs.
5 Country View Road	Malvern, PA	*	785,168	4,678,632	808,966	786,235	5,486,531	6,272,766	1,449,943	1985	40 yrs.

LIBERTY PROPERTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2004

					Costs
			Initial Cost		Capitalized	Gross Amount Carried at End of Period				Date of
					Subsequent				Accumulated	Construction	Depreciable
					to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/04	12/31/04	Acquisition	(years)
OPERATING PROPERTIES
50 Valley Stream Parkway	Malvern, PA	–	323,971	–	2,256,470	323,792	2,256,649	2,580,441	995,386	1987	40 yrs.
500 Chesterfield Parkway	Malvern, PA	*	472,364	–	3,209,021	473,139	3,208,246	3,681,385	1,515,636	1988	40 yrs.
508 Lapp Road	Malvern, PA	*	331,392	–	2,033,164	332,216	2,032,340	2,364,556	988,765	1984	40 yrs.
510 Lapp Road	Malvern, PA	*	356,950	–	926,587	357,751	925,786	1,283,537	509,906	1983	40 yrs.
55 Valley Stream Parkway	Malvern, PA	–	215,005	–	3,576,854	215,818	3,576,041	3,791,859	1,697,781	1983	40 yrs.
60 Morehall Road	Malvern, PA	–	865,424	9,285,000	4,971,671	884,974	14,237,121	15,122,095	5,102,831	1989	40 yrs.
65 Valley Stream Parkway	Malvern, PA	*	381,544	–	6,853,710	382,361	6,852,894	7,235,254	2,986,826	1983	40 yrs.
7 Great Valley Parkway	Malvern, PA	*	176,435	–	4,875,120	177,317	4,874,239	5,051,555	2,401,213	1985	40 yrs.
75 Great Valley Parkway	Malvern, PA	436,318	143,074	–	767,354	143,811	766,617	910,428	427,407	1977	40 yrs.
77–123 Great Valley Parkway	Malvern, PA	*	887,664	–	5,360,588	888,359	5,359,893	6,248,252	2,975,191	1978	40 yrs.
7550 Meridian Circle	Maple Grove, MN	–	513,250	2,901,906	65,732	513,250	2,967,638	3,480,888	500,030	1989	40 yrs.
10 Stow Road	Marlton, NJ	–	147,000	1,451,536	526,803	147,318	1,978,021	2,125,339	772,028	1988	40 yrs.
12 Stow Road	Marlton, NJ	–	103,300	1,021,036	320,177	103,618	1,340,895	1,444,513	500,981	1988	40 yrs.
14 Stow Road	Marlton, NJ	–	93,100	920,336	410,656	93,418	1,330,675	1,424,092	472,732	1988	40 yrs.
301 Lippincott Drive	Marlton, NJ	–	1,069,837	4,780,163	1,264,020	1,069,838	6,044,183	7,114,020	1,602,263	1988	40 yrs.
303 Lippincott Drive	Marlton, NJ	–	1,069,837	4,780,163	1,757,697	1,069,838	6,537,859	7,607,697	1,741,426	1988	40 yrs.
400 Lippincott Drive	Marlton, NJ	–	69,402		3,651,045	317,799	3,402,648	3,720,447	609,358	1999	40 yrs.
402 Lippincott Drive	Marlton, NJ	–	131,896	–	1,721,965	131,896	1,721,965	1,853,861	477,840	1997	40 yrs.
404 Lippincott Drive	Marlton, NJ	–	131,896	–	1,650,431	131,896	1,650,431	1,782,327	518,954	1997	40 yrs.
406 Lippincott Drive	Marlton, NJ	–	321,455	1,539,871	836,961	327,554	2,370,733	2,698,287	835,478	1990	40 yrs.
701A Route 73 South	Marlton, NJ	–	264,387	3,772,000	2,888,090	271,743	6,652,734	6,924,477	2,741,701	1987	40 yrs.
701C Route 73 South	Marlton, NJ	–	84,949	1,328,000	383,325	96,161	1,700,113	1,796,274	573,032	1987	40 yrs.
8 Stow Road	Marlton, NJ	–	172,600	1,704,436	139,565	172,945	1,843,657	2,016,602	553,447	1988	40 yrs.
9 Stow Road	Marlton, NJ	–	652,642	1,765,065	709,699	654,779	2,472,628	3,127,407	536,861	1989	40 yrs.
901 Route 73	Marlton, NJ	–	334,411	2,733,314	828,249	334,411	3,561,563	3,895,974	760,099	1985	40 yrs.
10855 West Park Place	Milwaukee, WI	–	122,894		2,736,697	424,710	2,434,880	2,859,590	215,537	2002	40 yrs.
11100 West Liberty Drive	Milwaukee, WI	–	1,800,000		7,180,428	1,800,000	7,180,428	8,980,428	241,127	2003	40 yrs.
11301 W. Lake Park Drive	Milwaukee, WI	–	614,477	2,626,456	101,328	619,465	2,722,797	3,342,261	406,591	1987	40 yrs.
11400 W. Lake Park Drive	Milwaukee, WI	–	439,595	2,357,904	194,180	443,101	2,548,578	2,991,678	380,781	1986	40 yrs.
11414 West Park Place	Milwaukee, WI	–	234,443		10,026,986	491,531	9,769,898	10,261,429	1,405,461	2001	40 yrs.
11425 W. Lake Park Drive	Milwaukee, WI	–	382,256	2,350,619	1,038,073	385,305	3,385,643	3,770,948	665,722	1987	40 yrs.
11520 West Calumet Road	Milwaukee, WI	–	341,698	1,527,548	48,494	341,698	1,576,042	1,917,740	193,246	1995	40 yrs.
11900 W. Lake Park Drive	Milwaukee, WI	–	347,853	2,396,887	504,487	350,628	2,898,600	3,249,227	715,372	1987	40 yrs.
11950 W. Lake Park Drive	Milwaukee, WI	–	391,813	2,340,118	378,658	394,938	2,715,652	3,110,589	482,603	1986	40 yrs.
12100 West Park Place	Milwaukee, WI	–	534,470	3,239,389	439,540	532,370	3,681,029	4,213,399	493,013	1984	40 yrs.
7800 N. 113th Street	Milwaukee, WI	–	1,711,964	6,847,857	392,036	1,711,964	7,239,893	8,951,858	1,250,834	1991	40 yrs.
8301 West Parkland Court	Milwaukee, WI	–	358,442	3,233,707	532,454	358,442	3,766,161	4,124,602	700,294	1982	40 yrs.
4600 Nathan Lane	Minneapolis, MN	–	1,063,558		6,082,413	1,038,197	6,107,774	7,145,971	681,563	2002	40 yrs.
4700 Nathan Lane North	Minneapolis, MN	–	1,501,308	8,446,083	225,056	1,501,308	8,671,139	10,172,447	1,234,421	1996	40 yrs.
12501 & 12701 Whitewater Drive	Minnegonka, MN	–	2,175,209	3,948,085	4,900,311	2,177,953	8,845,652	11,023,605	222,744	1986	40 yrs.
10300 Bren Road	Minnetonka, MN	–	344,614	3,110,477	339,878	344,614	3,450,355	3,794,968	650,051	1981	40 yrs.
5400–5500 Feltl Road	Minnetonka, MN	–	883,895	7,983,345	1,653,229	883,895	9,636,574	10,520,469	1,774,246	1985	40 yrs.
5600 & 5610 Rowland Road	Minnetonka, MN	–	828,650	7,399,409	1,431,351	829,263	8,830,146	9,659,410	2,090,892	1988	40 yrs.
3350 SW 148th Avenue	Miramar, FL	–	2,960,511	–	17,509,340	2,980,689	17,489,161	20,469,850	2,984,345	2000	40 yrs.
3400 Lakeside Drive	Miramar, FL	–	2,022,153	11,345,881	1,053,572	2,022,153	12,399,453	14,421,606	2,359,446	1990	40 yrs.
3450 Lakeside Drive	Miramar, FL	–	2,022,152	11,357,143	1,093,042	2,022,152	12,450,185	14,472,337	2,525,267	1990	40 yrs.
300 Fellowship Road	Mt Laurel, NJ	–	–	–	7,070,352	1,094,059	5,976,293	7,070,352	7,281	2004	40 yrs.
3001 Leadenhall Road	Mt Laurel, NJ	–	1,925,719	191,390	11,698,384	1,936,289	11,879,203	13,815,493	23,480	2003	40 yrs.
4001 Leadenhall Road	Mt. Laurel, NJ	–	3,207,885	391,167	18,844,592	2,784,694	19,658,950	22,443,644	1,343,350	2002	40 yrs.
1000 Briggs Road	Mt. Laurel, NJ	–	288,577	2,546,537	946,896	288,577	3,493,433	3,782,010	870,865	1986	40 yrs.
1001 Briggs Road	Mt. Laurel, NJ	–	701,705	3,505,652	1,579,092	701,705	5,084,744	5,786,450	1,206,272	1986	40 yrs.
1015 Briggs Road	Mt. Laurel, NJ	–	356,987	–	3,316,456	470,659	3,202,784	3,673,443	529,232	2000	40 yrs.
1020 Briggs Road	Mt. Laurel, NJ	–	494,334	–	2,986,335	569,184	2,911,486	3,480,669	604,685	1999	40 yrs.
1025 Briggs Road	Mt. Laurel, NJ	1,189,115	430,990	3,714,828	864,265	430,990	4,579,093	5,010,083	1,085,555	1987	40 yrs.
11000, 15000 Commerce Parkway	Mt. Laurel, NJ	–	310,585	4,394,900	126,945	311,950	4,520,480	4,832,430	1,463,923	1985	40 yrs.
12000, 14000 Commerce Parkway	Mt. Laurel, NJ	–	361,800	3,285,817	647,915	362,855	3,932,677	4,295,532	1,108,005	1985	40 yrs.
1300 Route 73 North	Mt. Laurel, NJ	–	449,400	3,074,850	1,392,721	450,558	4,466,413	4,916,971	1,124,138	1988	40 yrs.
16000, 18000 Commerce Parkway	Mt. Laurel, NJ	–	289,700	2,512,683	555,494	290,545	3,067,332	3,357,877	940,635	1985	40 yrs.
17000 Commerce Parkway	Mt. Laurel, NJ	–	144,515		2,800,417	144,515	2,800,417	2,944,931	439,700	2001	40 yrs.
2000 Crawford Place	Mt. Laurel, NJ	–	310,831	2,797,744	2,020,264	310,831	4,818,009	5,128,839	1,629,690	1986	40 yrs.
3000 Atrium Way	Mt. Laurel, NJ	–	500,000	4,500,000	3,959,337	512,018	8,447,320	8,959,337	3,464,538	1987	40 yrs.
3000 Lincoln Drive	Mt. Laurel, NJ	–	284,052	2,458,155	1,513,760	284,052	3,971,915	4,255,967	1,122,675	1983	40 yrs.
5000 Dearborn Court	Mt. Laurel, NJ	–	1,057,763	4,191,827	330,494	1,057,763	4,522,321	5,580,084	820,906	1988	40 yrs.

LIBERTY PROPERTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2004

					Costs
			Initial Cost		Capitalized	Gross Amount Carried at End of Period				Date of
					Subsequent				Accumulated	Construction	Depreciable
					to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/04	12/31/04	Acquisition	(years)
OPERATING PROPERTIES
6000 Commerce Parkway	Mt. Laurel, NJ	–	234,151	2,022,683	285,796	234,151	2,308,479	2,542,630	551,062	1985	40 yrs.
7000 Commerce Parkway	Mt. Laurel, NJ	–	260,014	2,236,684	325,818	260,014	2,562,503	2,822,516	582,530	1984	40 yrs.
8000 Commerce Parkway	Mt. Laurel, NJ	–	234,814	1,995,098	223,617	234,814	2,218,715	2,453,529	431,810	1983	40 yrs.
9000 Commerce Parkway	Mt. Laurel, NJ	–	286,587	2,474,820	571,862	286,587	3,046,682	3,333,269	764,176	1983	40 yrs.
9401–9443 Science Center Drive	New Hope, MN	–	431,295	3,888,684	308,995	510,064	4,118,910	4,628,974	868,841	1989	40 yrs.
11832 Rock Landing Drive	Newport News, VA	–	299,066	1,419,266	5,896,398	748,582	6,866,148	7,614,730	1,101,330	1988	40 yrs.
11838 Rock Landing Drive	Newport News, VA	–	673,942	2,111,481	640,863	673,942	2,752,344	3,426,286	572,319	1986	40 yrs.
11844 Rock Landing Drive	Newport News, VA	–	326,774	1,391,561	301,566	326,774	1,693,127	2,019,901	294,181	1989	40 yrs.
11846 Rock Landing Drive	Newport News, VA	–	299,066	1,419,266	339,809	299,066	1,759,076	2,058,142	424,990	1989	40 yrs.
6 Terry Drive	Newtown, PA	–	622,029	2,228,851	863,621	622,205	3,092,296	3,714,501	490,785	1981	40 yrs.
22515 Heslip Drive	Novi, MI	–	144,477	338,277	77,019	144,477	415,296	559,773	103,047	1975	40 yrs.
550–590 Hale Avenue	Oakdale, MN	–	765,535	3,488,754	328,317	766,390	3,816,215	4,582,605	534,119	1996	40 yrs.
1879 Lamont Avenue	Odenton, MD	–	1,976,000	8,099,579	607,923	2,011,030	8,672,472	10,683,502	56,484	2004	40 yrs.
350 Winmeyer Avenue	Odenton, MD	–	1,778,400	7,289,165	414,254	1,809,927	7,671,892	9,481,819	–	2004	40 yrs.
10003 Satellite Boulevard	Orlando, FL	–	680,312	2,120,754	837,820	680,312	2,958,574	3,638,885	94,482	2003	40 yrs.
10511 & 10611 Satellite Boulevard	Orlando, FL	–	517,554	2,568,186	376,091	522,991	2,938,840	3,461,831	674,357	1985	40 yrs.
10771 Palm Bay Drive	Orlando, FL	–	664,605		2,362,814	685,383	2,342,035	3,027,419	282,525	2001	40 yrs.
1090 Gills Drive	Orlando, FL	–	878,320	2,558,833	1,249,361	878,320	3,808,195	4,686,514	95,536	2003	40 yrs.
1400–1440 Central Florida Parkway	Orlando, FL	–	518,043	2,561,938	291,177	518,043	2,853,115	3,371,158	525,252	1962	40 yrs.
1902 Cypress Lake Drive	Orlando, FL	–	523,512	3,191,790	880,341	538,512	4,057,131	4,595,643	840,560	1989	40 yrs.
2202 Taft–Vineland Road	Orlando, FL	–	–	–	6,786,729	1,283,713	5,503,016	6,786,729	–	2004	40 yrs.
2216 Directors Row	Orlando, FL	–	453,918	2,572,202	25,865	453,918	2,598,067	3,051,985	426,071	1998	40 yrs.
2351 Investors Row	Orlando, FL	–	2,261,924	7,496,249	–	2,261,924	7,496,249	9,758,173	–	2004	40 yrs.
2400 South Lake Orange Drive	Orlando, FL	–	385,964	–	2,404,272	642,427	2,147,809	2,790,236	237,736	2001	40 yrs.
2416 Lake Orange Drive	Orlando, FL	–	535,964		3,155,095	704,800	2,986,258	3,691,059	466,219	2002	40 yrs.
3701–3727 Vineland Road	Orlando, FL	–	767,929	2,096,504	117,817	767,929	2,214,322	2,982,250	406,444	1985	40 yrs.
6501 Lee Vista Boulevard	Orlando, FL	–	903,701		5,541,791	925,671	5,519,821	6,445,492	471,241	2001	40 yrs.
7315 Kingspointe Parkway	Orlando, FL	–	1,931,697	6,388,203	–	1,931,697	6,388,203	8,319,900	–	2004	40 yrs.
8250 & 8256 Exchange Place	Orlando, FL	–	622,413	2,507,842	430,950	622,413	2,938,792	3,561,205	638,442	1985	40 yrs.
9550 Satellite Boulevard	Orlando, FL	–	574,831	–	2,149,304	587,319	2,136,816	2,724,135	467,904	1999	40 yrs.
9600 Satellite Boulevard	Orlando, FL	–	252,850	1,297,923	59,310	252,850	1,357,233	1,610,084	264,526	1989	40 yrs.
9700 Satellite Boulevard	Orlando, FL	–	405,362	1,146,546	350,093	405,362	1,496,639	1,902,001	280,287	1989	40 yrs.
7500 West 110th Street	Overland Park, KS	–	2,380,493	9,575,474	2,562,031	2,380,493	12,137,505	14,517,998	2,029,245	1983	40 yrs.
N26 W23445 Paul Road	Pewaukee, WI	–	561,904	1,928,064	61,756	561,904	1,989,820	2,551,724	240,190	1985	40 yrs.
2760 Red Lion Road	Philadelphia, PA	–	–		46,224,388	3,714,814	42,509,574	46,224,388	3,690,613	2001	40 yrs.
3 Franklin Plaza	Philadelphia, PA	–	2,483,144	–	32,150,134	2,514,519	32,118,759	34,633,278	4,449,311	1999	40 yrs.
4751 League Island Boulevard	Philadelphia, PA	–	992,965	331,924	6,729,771	1,022,081	7,032,579	8,054,660	154,832	2003	40 yrs.
8801 Tinicum Boulevard	Philadelphia, PA	–	2,474,031	–	43,594,952	125,087	45,943,896	46,068,983	9,352,916	1997	40 yrs.
9801 80th Avenue	Pleasant Prairie, WI	–	1,692,077	7,934,794	62,495	1,689,726	7,999,640	9,689,366	1,317,389	1994	40 yrs.
2250 Hickory Road	Plymouth Meeting, PA	–	1,015,851	9,175,555	1,134,491	1,015,851	10,310,046	11,325,897	2,035,421	1985	40 yrs.
14630–14650 28th Avenue North	Plymouth, MN	–	198,205	1,793,422	577,730	198,205	2,371,152	2,569,357	462,187	1978	40 yrs.
2800 Campus Drive	Plymouth, MN	–	395,366	3,554,512	825,564	395,366	4,380,076	4,775,442	901,421	1985	40 yrs.
2800 Northwest Boulevard	Plymouth, MN	3,963,999	1,934,438	10,952,503	476,613	1,934,438	11,429,116	13,363,554	2,003,925	1995	40 yrs.
2905 Northwest Boulevard	Plymouth, MN	–	516,920	4,646,342	1,328,847	516,920	5,975,189	6,492,109	1,308,169	1983	40 yrs.
2920 Northwest Boulevard	Plymouth, MN	–	392,026	3,433,678	654,950	384,235	4,096,419	4,480,654	951,956	1997	40 yrs.
2955 Xenium Lane	Plymouth, MN	–	151,238	1,370,140	381,581	151,238	1,751,722	1,902,960	496,489	1985	40 yrs.
9600 54th Avenue	Plymouth, MN	–	332,317	3,077,820	336,268	332,317	3,414,088	3,746,405	531,033	1998	40 yrs.
1400 SW 6th Court	Pompano Beach, FL	–	1,157,049	4,620,956	140,957	1,157,049	4,761,912	5,918,962	901,605	1986	40 yrs.
1405 SW 6th Court	Pompano Beach, FL	–	392,138	1,565,787	63,579	392,138	1,629,366	2,021,504	300,396	1985	40 yrs.
1500 SW 5th Court	Pompano Beach, FL	–	972,232	3,892,085	154,083	972,232	4,046,168	5,018,400	728,539	1957	40 yrs.
1501 SW 5th Court	Pompano Beach, FL	–	203,247	811,093	34,338	203,247	845,431	1,048,679	160,528	1990	40 yrs.
1601 SW 5th Court	Pompano Beach, FL	–	203,247	811,093	400,403	203,247	1,211,496	1,414,743	176,296	1990	40 yrs.
1651 SW 5th Court	Pompano Beach, FL	–	203,247	811,093	127,445	203,247	938,538	1,141,785	178,556	1990	40 yrs.
595 SW 13th Terrace	Pompano Beach, FL	–	359,933	1,437,116	80,692	359,933	1,517,808	1,877,741	263,575	1984	40 yrs.
601 SW 13th Terrace	Pompano Beach, FL	–	164,413	655,933	24,624	164,413	680,558	844,970	117,197	1984	40 yrs.
605 SW 16th Terrace	Pompano Beach, FL	–	310,778	1,238,324	29,671	310,178	1,268,595	1,578,773	216,976	1965	40 yrs.
100 Westgate Parkway	Richmond, VA	–	1,140,648	101,824	8,397,149	1,456,084	8,183,537	9,639,621	779,023	2001	40 yrs.
10800 Nuckols Boulevard	Richmond, VA	–	1,432,462	–	14,420,839	1,794,162	14,059,139	15,853,301	1,726,284	2000	40 yrs.
12730 Kingston Avenue	Richmond, VA	–	171,053	–	8,200,764	1,201,072	7,170,745	8,371,817	610,986	2001	40 yrs.
13001 Kingston Avenue	Richmond, VA	–	376,584	–	2,032,172	376,701	2,032,055	2,408,756	416,723	1998	40 yrs.
200 Westgate Parkway	Richmond, VA	–	1,623,612		5,783,330	1,072,797	6,334,146	7,406,943	433,621	2002	40 yrs.
2300 East Parham Road	Richmond, VA	–	221,947	1,011,088	2,443	221,947	1,013,531	1,235,478	257,478	1988	40 yrs.
301 Hill Carter Parkway	Richmond, VA	–	659,456	4,836,010	–	659,456	4,836,010	5,495,466	1,188,981	1989	40 yrs.

LIBERTY PROPERTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2004

					Costs
			Initial Cost		Capitalized	Gross Amount Carried at End of Period				Date of
					Subsequent				Accumulated	Construction	Depreciable
					to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/04	12/31/04	Acquisition	(years)
OPERATING PROPERTIES
3829–3855 Gaskins Road	Richmond, VA	–	364,165	3,264,114	38,609	364,165	3,302,724	3,666,889	559,353	1988	40 yrs.
4001 Carolina Avenue	Richmond, VA	–	29,443	215,914	272,403	29,443	488,317	517,760	79,129	1935	40 yrs.
4101–4127 Carolina Avenue	Richmond, VA	*	310,854	2,279,597	419,834	310,854	2,699,431	3,010,285	579,809	1973	40 yrs.
4201–4261 Carolina Avenue	Richmond, VA	*	693,203	5,083,493	844,225	693,203	5,927,718	6,620,921	1,545,581	1975	40 yrs.
4263–4299 Carolina Avenue	Richmond, VA	–	256,203	2,549,649	1,437,709	256,203	3,987,358	4,243,561	885,734	1976	40 yrs.
4263F–N. Carolina Avenue	Richmond, VA	–	91,476	–	1,637,230	91,599	1,637,107	1,728,706	361,254	1975	40 yrs.
4300 Carolina Avenue	Richmond, VA	–	2,007,717	14,927,608	437,417	2,009,136	15,363,606	17,372,742	3,724,425	1985	40 yrs.
4301–4335 Carolina Avenue	Richmond, VA	–	223,696	1,640,435	183,934	223,696	1,824,369	2,048,065	427,253	1978	40 yrs.
4337–4379 Carolina Avenue	Richmond, VA	*	325,303	2,385,557	843,497	325,303	3,229,054	3,554,357	1,051,720	1979	40 yrs.
4401–4445 Carolina Avenue	Richmond, VA	*	615,038	4,510,272	397,983	615,038	4,908,255	5,523,293	1,168,011	1988	40 yrs.
4447–4491 Carolina Avenue	Richmond, VA	–	454,056	2,729,742	293,897	454,056	3,023,639	3,477,695	763,036	1987	40 yrs.
4501–4549 Carolina Avenue	Richmond, VA	*	486,166	3,565,211	255,638	486,166	3,820,849	4,307,015	932,619	1981	40 yrs.
4551–4593 Carolina Avenue	Richmond, VA	*	474,360	3,478,646	184,835	474,360	3,663,481	4,137,841	892,075	1982	40 yrs.
4601–4643 Carolina Avenue	Richmond, VA	*	652,455	4,784,675	488,112	652,455	5,272,787	5,925,242	1,464,700	1985	40 yrs.
4645–4683 Carolina Avenue	Richmond, VA	*	404,616	2,967,187	1,073,324	404,616	4,040,511	4,445,127	1,584,800	1985	40 yrs.
4717–4729 Eubank Road	Richmond, VA	*	449,447	3,294,697	444,420	452,263	3,736,301	4,188,564	856,410	1978	40 yrs.
510 Eastpark Court	Richmond, VA	–	261,961	2,110,874	294,549	262,210	2,405,174	2,667,384	604,975	1989	40 yrs.
520 Eastpark Court	Richmond, VA	–	486,118	4,083,582	223,136	486,598	4,306,238	4,792,836	917,952	1989	40 yrs.
530 Eastpark Court	Richmond, VA	–	266,883	–	2,823,814	334,772	2,755,925	3,090,697	774,530	1999	40 yrs.
5600–5626 Eastport Boulevard	Richmond, VA	*	489,941	3,592,900	169,694	489,941	3,762,594	4,252,535	968,862	1989	40 yrs.
5601–5659 Eastport Boulevard	Richmond, VA	*	705,660	–	4,687,838	720,100	4,673,398	5,393,498	1,386,533	1996	40 yrs.
5650–5674 Eastport Boulevard	Richmond, VA	*	644,384	4,025,480	210,079	644,384	4,235,559	4,879,943	1,168,395	1990	40 yrs.
5700 Eastport Boulevard	Richmond, VA	*	408,729	2,697,348	60,545	408,729	2,757,893	3,166,622	681,183	1990	40 yrs.
5701–5799 Eastport Boulevard	Richmond, VA	–	694,644	–	5,610,819	700,503	5,604,961	6,305,463	1,324,210	1998	40 yrs.
5900 Eastport Boulevard	Richmond, VA	–	676,661	–	4,801,772	687,898	4,790,535	5,478,433	983,467	1997	40 yrs.
701 Liberty Way	Richmond, VA	*	171,711	–	5,003,733	1,188,857	3,986,587	5,175,444	638,667	1999	40 yrs.
801 Liberty Way	Richmond, VA	*	780,000	–	6,409,212	785,059	6,404,153	7,189,212	1,072,551	1999	40 yrs.
12 S. Third Street	Richmond, VA	–	40,539	184,682	14,061	40,539	198,743	239,282	47,251	1900	40 yrs.
1751 Blue Hills Drive Expansion	Roanoke, VA	–	–	–	4,873,660	–	4,873,660	4,873,660	150,211	2003	40 yrs.
1751 Bluehills Drive	Roanoke, VA	–	1,063,728	8,500,677	–	1,063,728	8,500,677	9,564,405	2,073,971	1991	40 yrs.
6509 Franz Warner Parkway	Rock Creek, NC	–	360,494		2,822,351	372,494	2,810,351	3,182,845	309,674	2001	40 yrs.
6530 Judge Adams Road	Rock Creek, NC	–	305,821	–	4,458,196	335,061	4,428,955	4,764,016	683,331	1999	40 yrs.
6532 Judge Adams Road	Rock Creek, NC	–	354,903	–	3,718,126	399,988	3,673,042	4,073,029	721,507	1997	40 yrs.
38000 Ecourse Road	Romulus, MI	–	807,660		12,732,027	1,053,337	12,486,350	13,539,687	1,665,279	2001	40 yrs.
38100 Ecorse Road	Romulus, MI	–	955,063	–	7,899,055	853,063	8,001,055	8,854,118	875,737	2000	40 yrs.
26911–26957 Northwestern Highway	Southfield, MI	–	7,799,515	66,268,817	8,201,840	7,799,515	74,470,657	82,270,172	14,333,308	1985	40 yrs.
13630 NW 8th Street	Sunrise, FL	–	659,797	2,596,275	524,972	659,825	3,121,218	3,781,043	560,561	1991	40 yrs.
13650 NW 8th Street	Sunrise, FL	–	558,223	2,171,930	307,428	558,251	2,479,330	3,037,581	468,837	1991	40 yrs.
111 Kelsey Lane	Tampa, FL	–	359,540	1,461,850	633,609	359,540	2,095,459	2,454,999	537,049	1990	40 yrs.
131 Kelsey Lane	Tampa, FL	–	511,463	–	4,455,291	559,527	4,407,227	4,966,754	1,292,292	1985	40 yrs.
3102,3104,3110 Cherry Palm Drive	Tampa, FL	–	503,767	2,787,585	979,214	953,707	3,316,860	4,270,566	893,108	1986	40 yrs.
3501 Riga Boulevard	Tampa, FL	–	617,289	3,048,379	388,738	617,289	3,437,117	4,054,406	776,505	1987	40 yrs.
4502 Woodland Corporate Boulevard	Tampa, FL	–	–	–	4,005,900	1,071,535	2,934,365	4,005,900	381,692	1999	40 yrs.
4503 Woodland Corporate Boulevard	Tampa, FL	–	–		3,454,328	619,913	2,834,415	3,454,328	220,789	2002	40 yrs.
4505 Woodland Corporate Boulevard	Tampa, FL	–	–		2,891,079	716,594	2,174,485	2,891,079	272,352	2002	40 yrs.
4508 Woodland Corporate Boulevard	Tampa, FL	–	498,598	–	3,057,752	556,887	2,999,463	3,556,350	388,802	2000	40 yrs.
4511 Woodland Corporate Boulevard	Tampa, FL	–	–		2,840,907	686,594	2,154,313	2,840,907	230,884	2002	40 yrs.
4520 Seedling Circle	Tampa, FL	–	854,797	42,131	2,750,436	854,797	2,792,567	3,647,364	47,748	2003	40 yrs.
4630 Woodland Corporate Boulevard	Tampa, FL	–	943,169	–	12,592,708	1,560,099	11,975,778	13,535,877	1,639,253	2000	40 yrs.
5250 Eagle Trail Drive	Tampa, FL	–	952,860	–	3,501,917	952,860	3,501,917	4,454,776	541,160	1998	40 yrs.
5501–5519 Pioneer Park Boulevard	Tampa, FL	–	162,000	1,613,000	240,498	262,416	1,753,083	2,015,498	495,324	1981	40 yrs.
5690–5694 Crenshaw Street	Tampa, FL	–	181,923	1,812,496	217,470	181,923	2,029,967	2,211,890	508,790	1979	40 yrs.
701–725 South US Hwy 301	Tampa, FL	–	419,683	–	3,673,313	661,680	3,431,316	4,092,996	760,116	2000	40 yrs.
7621 Bald Cypress Place (Bldg N)	Tampa, FL	–	–	–	1,482,613	447,498	1,035,115	1,482,613	58,088	2001	40 yrs.
7622 Bald Cypress Place	Tampa, FL	–	–	–	1,305,584	300,000	1,005,584	1,305,584	117,701	2000	40 yrs.
7724 Woodland Center Boulevard	Tampa, FL	–	235,893	–	2,110,936	235,894	2,110,936	2,346,829	488,364	1998	40 yrs.
7725 Woodland Center Boulevard	Tampa, FL	–	553,335	–	3,345,476	771,501	3,127,310	3,898,811	441,574	1999	40 yrs.
7802–50 Woodland Center Boulevard	Tampa, FL	–	357,364	–	2,711,761	506,949	2,562,177	3,069,125	762,628	1999	40 yrs.
7852–98 Woodland Center Boulevard	Tampa, FL	–	357,364	–	2,692,052	506,949	2,542,467	3,049,416	759,776	1999	40 yrs.
7920 Woodland Center Boulevard	Tampa, FL	*	1,382,648	2,445,444	(276,436)	1,082,648	2,469,008	3,551,656	496,533	1997	40 yrs.
7930, 8010–20 Woodland Center Boulevard	Tampa, FL	*	1,408,478	5,247,246	483,844	1,408,478	5,731,091	7,139,568	1,229,154	1990	40 yrs.
8001 Woodland Center Boulevard	Tampa, FL	–	350,406	–	2,402,272	438,061	2,314,617	2,752,678	331,984	1999	40 yrs.
8112–42 Woodland Center Boulevard	Tampa, FL	*	513,263	3,230,239	111,571	513,263	3,341,811	3,855,073	649,879	1995	40 yrs.

LIBERTY PROPERTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2004

					Costs
			Initial Cost		Capitalized	Gross Amount Carried at End of Period				Date of
					Subsequent				Accumulated	Construction	Depreciable
					to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/04	12/31/04	Acquisition	(years)
OPERATING PROPERTIES
8154–8198 Woodland Center Boulevard	Tampa, FL	*	399,088	2,868,834	201,859	399,088	3,070,692	3,469,781	664,277	1988	40 yrs.
8212 Woodland Center Boulevard	Tampa, FL	*	820,882	2,322,720	14,210	820,882	2,336,931	3,157,813	447,089	1996	40 yrs.
8401–8408 Benjamin Road	Tampa, FL	–	789,651	4,454,648	1,880,322	789,651	6,334,969	7,124,621	1,639,869	1986	40 yrs.
8921 Brittany Way	Tampa, FL	–	224,369	1,063,882	858,376	254,493	1,892,134	2,146,627	324,762	1998	40 yrs.
9001–9015 Brittany Way	Tampa, FL	–	209,841	–	1,555,906	364,514	1,401,234	1,765,748	248,374	2000	40 yrs.
901–933 US Highway 301 South	Tampa, FL	–	500,391		4,023,528	840,314	3,683,605	4,523,919	613,336	2001	40 yrs.
100 West Big Beaver Road	Troy, MI	–	2,113,006	19,057,355	1,302,961	2,113,006	20,360,316	22,473,321	3,726,658	1987	40 yrs.
1070 Maplelawn Road	Troy, MI	–	68,560	620,595	105,135	68,563	725,726	794,290	145,673	1982	40 yrs.
1101 Allen Drive	Troy, MI	–	98,144	887,935	326,837	98,148	1,214,768	1,312,916	206,426	1974	40 yrs.
1151 Allen Drive	Troy, MI	–	164,483	1,486,220	209,271	164,486	1,695,487	1,859,974	403,219	1974	40 yrs.
1290 Maplelawn Road	Troy, MI	–	85,321	771,621	61,489	85,325	833,106	918,431	149,906	1984	40 yrs.
1300 Rankin Street	Troy, MI	–	134,090	1,212,752	371,530	134,094	1,584,278	1,718,372	455,124	1979	40 yrs.
1301–1307 Rankin Street	Troy, MI	–	111,776	1,011,121	128,143	111,779	1,139,260	1,251,040	213,729	1978	40 yrs.
1304 E Maple Road	Troy, MI	–	211,233	1,906,786	315,969	211,236	2,222,752	2,433,988	401,759	1971	40 yrs.
1311–1331 Maplelawn Road	Troy, MI	–	125,407	1,132,810	204,037	125,410	1,336,843	1,462,254	308,758	1986	40 yrs.
1324–1346 Rankin Street	Troy, MI	–	134,090	1,212,214	117,782	134,094	1,329,992	1,464,086	231,121	1979	40 yrs.
1334 Maplelawn Road	Troy, MI	–	124,296	1,122,802	17,977	124,300	1,140,775	1,265,075	218,201	1983	40 yrs.
1350 Rankin Street	Troy, MI	–	111,776	1,011,497	112,981	111,779	1,124,475	1,236,254	232,935	1979	40 yrs.
1352–1374 Rankin Street	Troy, MI	–	153,275	1,385,098	206,979	153,279	1,592,074	1,745,352	326,833	1979	40 yrs.
1376–1400 Rankin Street	Troy, MI	–	134,292	1,213,626	221,099	134,296	1,434,721	1,569,017	282,776	1979	40 yrs.
1409 Allen Drive	Troy, MI	–	142,370	1,286,048	398,593	142,374	1,684,638	1,827,011	359,092	1978	40 yrs.
1600–1630 East Big Beaver Road	Troy, MI	–	1,454,406	2,952,884	53,694	1,458,737	3,002,247	4,460,984	387,667	1982	40 yrs.
1650 Research Drive	Troy, MI	–	763,067	7,201,677	276,080	763,067	7,477,757	8,240,823	1,383,162	1985	40 yrs.
1775 Research Drive	Troy, MI	–	331,422	2,788,073	50,550	331,422	2,838,623	3,170,045	538,103	1985	40 yrs.
1850 Research Drive	Troy, MI	–	781,054	7,364,300	1,944,873	781,054	9,309,173	10,090,226	1,679,342	1986	40 yrs.
1875 Research Drive	Troy, MI	–	329,863	2,774,006	121,445	329,863	2,895,451	3,225,314	582,263	1986	40 yrs.
1940 Norwood Drive	Troy, MI	–	86,836	785,267	87,637	86,839	872,901	959,740	167,421	1983	40 yrs.
1960 Research Drive	Troy, MI	–	419,146	3,579,166	617,177	419,146	4,196,343	4,615,489	798,641	1987	40 yrs.
1965 Research Drive	Troy, MI	–	419,090	3,578,928	179,158	419,090	3,758,086	4,177,177	783,794	1987	40 yrs.
2354 Bellingham Street	Troy, MI	–	87,340	789,817	19,928	87,344	809,741	897,085	150,067	1990	40 yrs.
2360 Bellingham Street	Troy, MI	–	87,340	789,817	58,250	87,344	848,063	935,407	151,781	1985	40 yrs.
2475–2479 Elliot Avenue	Troy, MI	–	128,808	516,393	79,655	128,808	596,049	724,856	98,907	1984	40 yrs.
2600 Bellingham Drive	Troy, MI	–	1,796,869		4,095,318	1,938,746	3,953,441	5,892,187	697,920	2002	40 yrs.
2710 Bellingham Drive	Troy, MI	–	1,796,869		4,202,266	1,938,746	4,060,389	5,999,135	631,325	2002	40 yrs.
50 West Big Beaver Road	Troy, MI	–	2,159,678	19,481,454	1,736,053	2,159,678	21,217,507	23,377,185	3,895,457	1987	40 yrs.
894 Maplelawn Road	Troy, MI	–	181,749	1,632,243	793,414	181,753	2,425,653	2,607,406	348,050	1986	40 yrs.
950 Maplelawn Road	Troy, MI	–	252,429	2,265,259	183,701	252,433	2,448,957	2,701,389	477,999	1982	40 yrs.
1457 Miller Store Road	Virginia Beach, VA	1,768,123	473,689	2,663,045	307,363	474,746	2,969,352	3,444,097	93,691	2003	40 yrs.
200 Golden Oak Court	Virginia Beach, VA	*	1,116,693	6,770,480	896,506	1,116,693	7,666,986	8,783,679	1,491,731	1988	40 yrs.
208 Golden Oak Court	Virginia Beach, VA	*	965,177	6,728,717	1,036,448	965,177	7,765,165	8,730,342	1,449,257	1989	40 yrs.
2809 South Lynnhaven Road	Virginia Beach, VA	–	953,590	6,142,742	880,124	953,590	7,022,867	7,976,456	1,332,178	1987	40 yrs.
3432 Holland Road	Virginia Beach, VA	–	173,527	790,515	2,462	173,527	792,977	966,504	194,484	1989	40 yrs.
484 Viking Drive	Virginia Beach, VA	–	891,753	3,607,890	362,521	891,753	3,970,411	4,862,164	731,699	1987	40 yrs.
5700 Cleveland Street	Virginia Beach, VA	–	700,112	9,592,721	1,575,657	700,564	11,167,926	11,868,491	2,156,054	1989	40 yrs.
629 Phoenix Drive	Virginia Beach, VA	–	371,694	2,108,097	138,608	371,694	2,246,705	2,618,399	382,744	1996	40 yrs.
11020 West Plank Court	Wauwatosa, WI	–	464,246	3,230,511	(519,943)	464,246	2,710,568	3,174,814	373,611	1985	40 yrs.
1200 Liberty Ridge Drive	Wayne, PA	–	6,215,667		8,553,519	5,223,660	9,545,525	14,769,185	1,513,725	2001	40 yrs.
1500 Liberty Ridge	Wayne, PA	–	8,287,555		30,973,115	11,636,499	27,624,172	39,260,671	2,030,089	2002	40 yrs.
825 Duportail Road	Wayne, PA	–	5,536,619	16,179,213	525,252	5,539,281	16,701,804	22,241,085	2,005,533	1979	40 yrs.
400–500 Brandywine Parkway	West Chester, PA	–	845,846	6,809,025	451,426	845,846	7,260,451	8,106,297	1,349,237	1988	40 yrs.
600 Brandywine Parkway	West Chester, PA	–	664,899	5,352,410	709,101	664,899	6,061,511	6,726,410	1,177,902	1988	40 yrs.
905 Airport Road	West Chester, PA	–	1,715,000	5,185,000	864,858	1,735,012	6,029,846	7,764,858	1,928,326	1988	40 yrs.
3612 La Grange Parkway	Williamsburg, VA	–	–	–	5,628,586	887,234	4,741,352	5,628,586	41,735	2003	40 yrs.
7805 Hudson Road	Woodbury, MN	–	1,279,834		10,338,901	1,385,739	10,232,996	11,618,735	1,056,444	2002	40 yrs.
1 Tower View	West Malling, UK	13,237,650	1,790,921	7,080,179	1,074,240	2,131,087	8,001,048	10,132,135	313,575	2003	40 yrs.
10 Kings Hill Avenue	West Malling, UK	–	983,547	–	7,690,168	2,073,596	6,600,119	8,673,715	1,275,031	1998	40 yrs.
11 Tower View	West Malling, UK	–	2,338,963	7,608,910	1,399,181	2,740,252	8,812,544	11,552,796	346,249	2003	40 yrs.
17 Kings Hill Avenue	West Malling, UK	8,990,091	936,996	5,276,691	725,059	1,114,968	5,962,993	7,077,961	233,700	2003	40 yrs.
18 Kings Hill Avenue	West Malling, UK	–	829,785	–	7,548,334	2,585,696	5,792,423	8,378,119	987,704	1999	40 yrs.
2 Kings Hill Avenue	West Malling, UK	–	785,565	–	5,389,524	982,199	5,192,890	6,175,089	1,175,900	1996	40 yrs.
30 Kings Hill Avenue	West Malling, UK	–	–	–	9,814,135	3,279,601	6,534,534	9,814,135	387,127	2002	40 yrs.
30 Tower View	West Malling, UK	–	1,657,321	–	15,666,264	2,771,642	14,551,943	17,323,585	2,029,700	1999	40 yrs.
32 Tower View	West Malling, UK	–	1,913,208	5,444,441	927,872	2,276,600	6,152,561	8,429,161	241,130	2003	40 yrs.

LIBERTY PROPERTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2004

					Costs
			Initial Cost		Capitalized	Gross Amount Carried at End of Period				Date of
					Subsequent				Accumulated	Construction	Depreciable
					to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/04	12/31/04	Acquisition	(years)
OPERATING PROPERTIES
34 Tower View	West Malling, UK	–	1,149,875	2,998,265	529,266	1,368,281	3,388,228	4,756,509	132,791	2003	40 yrs.
35 Kings Hill Avenue	West Malling, UK	–	812,193	–	3,661,103	949,952	3,523,344	4,473,296	550,984	1999	40 yrs.
39 Kings Hill Avenue	West Malling, UK	–	494,508	–	4,175,477	920,647	3,749,338	4,669,985	575,936	1999	40 yrs.
4 Abbey Wood Road	West Malling, UK	–	–	–	9,184,719	2,513,200	6,671,518	9,184,719	704,402	2001	40 yrs.
50 Kings Hill Avenue	West Malling, UK	–	1,215,608	–	13,750,790	2,215,355	12,751,043	14,966,398	2,680,852	1996	40 yrs.
6 Alexander Grove	West Malling, UK	5,993,394	1,452,474	2,725,759	1,384,898	1,728,356	3,080,280	4,808,636	120,722	2003	40 yrs.
Uxbridge Town Center	London, UK	23,022,000	–	–	38,887,722	10,378,457	28,509,265	38,887,722	1,027,383	2001	40 yrs.

Subtotal Operating Real Estate		$129,784,971	$545,653,283	$1,677,440,170	$2,031,449,547	$625,035,000	$3,629,508,000	$4,254,543,000	$695,410,000

LIBERTY PROPERTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2004

					Costs
			Initial Cost		Capitalized	Gross Amount Carried at End of Period				Date of
					Subsequent				Accumulated	Construction	Depreciable
					to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/04	12/31/04	Acquisition	(years)
DEVELOPMENT PROPERTIES
Westridge Building 7	Aurora, IL	$–	$5,649,052	$–	$3,589,066	$–	$9,238,119	$9,238,119	$–	2004	N/A
6230 Old Dobbin Lane	Colombia, MD	–	3,004,075	–	1,804,038	–	4,808,113	4,808,113	–	2004	N/A
200 W Cypress Creek Road	Ft Lauderdale, FL	–	3,414,989	2,399,738	4,816,933	–	10,631,660	10,631,660	–	2003	N/A
4015 Meeting Way	High Point, NC	–	510,000	–	2,688,375	–	3,198,375	3,198,375	–	2003	N/A
4195 Eagle Hill Drive	High Point, NC	–	107,586	–	2,787,553	–	2,895,139	2,895,139	–	2004	N/A
Heron Place at Mendenhall	High Point, NC	–	–	–	11,973	–	11,973	11,973	–	2004	N/A
335 Commerce Drive	Horsham, PA	–	–	–	8,492,319	–	8,492,319	8,492,319	–	2002	N/A
Mill Run Corporate Ctr Lot 9	Lehigh Valley, PA	–	893,441	–	1,077,254	–	1,970,695	1,970,695	–	2004	N/A
Quarry Ridge–Parcel C	Malvern, PA	–	5,405,041	–	6,759,146	–	12,164,187	12,164,188	–	2003	N/A
65 Brookfield Oaks Drive	Mauldin, SC	–	557,174	–	1,669,037	–	2,226,211	2,226,211	–	2004	N/A
75 Brookfield Oaks Drive	Mauldin, SC	–	419,731	–	1,187,409	–	1,607,141	1,607,141	–	2003	N/A
302 Fellowship Road	Mt Laurel, NJ	–	1,512,120	–	(177,895)	–	1,334,224	1,334,224	–	2001	N/A
One Crescent Drive	Philadelphia, PA	–	567,280	–	1,146,415	–	1,713,695	1,713,695	–	2004	N/A
6950 Harbor View Blvd	Suffolk, VA	–	929,844	–	1,564,874	–	2,494,719	2,494,719	–	2004	N/A
501 US Highway 301 South	Tampa, FL	–	898,884	–	2,388,619	–	3,287,503	3,287,503	–	2004	N/A
9002–9036 Brittany Way	Tampa, FL	–	492,320	–	4,121,616	–	4,613,936	4,613,936	–	2004	N/A
Liberty Square	West Malling, UK	–	–	–	3,442,000	–	3,442,000	3,442,000	–	2003	N/A
Rouse Kent Limited	West Malling, UK	–	–	–	6,968,990	(66)	6,969,056	6,968,990	–	2003	N/A

Subtotal Development in Progress		$–	$24,361,539	$2,399,738	$54,337,722	$(66)	$81,099,065	$81,099,000	$–

LIBERTY PROPERTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2004

					Costs
			Initial Cost		Capitalized	Gross Amount Carried at End of Period				Date of
					Subsequent				Accumulated	Construction	Depreciable
					to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/04	12/31/04	Acquisition	(years)
LAND HELD FOR DEVELOPMENT
West Ridge Corporate Center Land	Aurora, IL	$–	$826,547	$–	$9,155,850	$9,982,397	$–	$9,982,397	$–	2003	N/A
LVCC Phase 2 Land	Bethlehem, PA	–	3,741,506	–	3,447,474	7,188,980	–	7,188,980	–	1998	N/A
Lehigh Valley Corporate Center Land	Bethlehem, PA	–	309,058	–	(42,339)	4,271,205	(4,004,486)	266,719	–	1987	N/A
5705 Old Shakopee Road W. Land	Bloomington, MN	–	2,113,223	–	50,087	2,163,310	–	2,163,310	–	2001	N/A
Boca Colannade Land	Boca Raton, FL	–	3,649,792	–	1,103,719	4,753,511	–	4,753,511	–	1998	N/A
501 H P Way	Chesterfield, VA	–	165,042	–	484,965	650,007	–	650,007	–	1996	N/A
Rivers’ Bend Business Park	Chesterfield, VA	–	1,695,415	–	3,934,511	(679,846)	6,309,772	5,629,925	–	1995	N/A
Columbia Crossing Land	Columbis, MD	–	3,865,848	–	369,925	4,235,773	–	4,235,773	–	2000	N/A
Lake Smetana Business Park	Eden Prairie, MN	–	4,500,641	–	(2,310,633)	4,459,560	(2,269,552)	2,190,008	–	1998	N/A
420 Delaware Drive	Fort Washington, PA	–	2,766,931	–	(132)	2,766,799	–	2,766,799	–	2004	N/A
Independence Pointe Land	Greenville, SC	–	1,304,084	–	2,046,889	3,350,973	–	3,350,973	–	1997	N/A
Southchase Business Park Land	Greenville, SC	–	1,571,656	–	141,045	1,712,701	–	1,712,701	–	1998	N/A
Woodfield Land	Greenville, SC	–	869,141	–	30,389	899,530	–	899,530	–	1998	N/A
Lakefront Plaza II Land	Hampton, VA	–	132,785	–	88,720	221,505	–	221,505	–	2001	N/A
Volvo Center Land	Hampton, VA	–	1,650,423	–	475,975	2,126,399	–	2,126,399	–	2000	N/A
Patapsco Valley Business Center	Hanover, MD	–	4,299,366	–	56,287	4,355,653	–	4,355,653	–	2004	N/A
Eagle Hill Business Park Land	High Point, NC	–	94,274	–	632,849	727,123	–	727,123	–	1999	N/A
Mendenhall Business Park I	High Point, NC	–	1,910,135	–	4,400,545	6,310,680	–	6,310,680	–	1995	N/A
Piedmont Centre Land	High Point, NC	–	1,621,044	–	137,986	1,759,030	–	1,759,030	–	2004	N/A
Central Green Land	Houston, TX	–	1,095,592	–	482,962	1,578,555	–	1,578,555	–	2001	N/A
Hunt Valley Land	Hunt Valley, MD	–	2,166,068	–	739,080	2,905,148	–	2,905,148	–	2001	N/A
7024 AC Skinner Parkway	Jacksonville, FL	–	468,643	–	356,309	824,952	–	824,952	–	1995	N/A
Belfort Road	Jacksonville, FL	–	468,643	–	109,850	578,493	–	578,493	–	1998	N/A
Butler Plaza Land	Jacksonville, FL	–	1,303,792	–	1,714,406	3,018,198	–	3,018,198	–	1998	N/A
Liberty Business Park Land	Jacksonville, FL	–	448,097	–	90,019	538,116	–	538,116	–	1995	N/A
Salisbury Road Land	Jacksonville, FL	–	880,828	–	694,526	1,575,354	–	1,575,354	–	2000	N/A
Boulders Business Center Land	Lehigh, PA	–	10,370,370	–	(7,122,584)	3,247,786	–	3,247,786	–	2004	N/A
Commodore Business Park	Logan, NJ	–	1,756,748	–	(168,261)	1,588,487	–	1,588,487	–	1995	N/A
Quarry Ridge Land	Malvern, PA	–	8,398,708	–	2,645,089	11,043,797	–	11,043,797	–	2001	N/A
Park Place South Land	Milwaukee, WI	–	2,362,904	–	2,378,403	4,741,307	–	4,741,307	–	1999	N/A
Beeland Industrial Park Land	Orlando, FL	–	1,780,809	–	99,634	1,880,444	–	1,880,444	–	2004	N/A
Orlando Corporate Center Land	Orlando, FL	–	903,701	–	(73,850)	829,851	–	829,851	–	2000	N/A
South Center Land	Orlando, FL	–	479,859	–	(473,623)	6,236	–	6,236	–	1999	N/A
South Center Land–Phase II	Orlando, FL	–	1,306,150	–	196,280	1,502,430	–	1,502,430	–	2004	N/A
1710 Arch Street	Philadelphia, PA	–	7,847,607	–	15,197,818	23,045,425	–	23,045,425	–	2000	N/A
1722 Arch Street	Philadelphia, PA	–	290,475	–	157,898	448,372	–	448,372	–	2000	N/A
JFK & Arch Parking Lots/Land (East)	Philadelphia, PA	–	14,291,957	–	3,942,601	18,234,558	–	18,234,558	–	2000	N/A
JFK & Arch Parking Lots/Land (West)	Philadelphia, PA	–	4,700,222	–	(2,291,664)	2,408,559	–	2,408,559	–	2000	N/A
1910 Westerre Land	Richmond, VA	–	1,117,293	–	179,331	1,296,624	–	1,296,624	–	2003	N/A
Eastport IX	Richmond, VA	–	209,856	–	5,096	214,952	–	214,952	–	1997	N/A
Eastport VII	Richmond, VA	–	787,091	–	843,167	1,630,258	–	1,630,258	–	1997	N/A
Eastport VIII	Richmond, VA	–	379,836	–	6,187	386,023	–	386,023	–	1997	N/A
Fairgrounds Distribution Ctr Land	Richmond, VA	–	100,000	–	(87,019)	12,981	–	12,981	–	1995	N/A
6505 Cogswell Road	Romulus, MI	–	594,523	–	3,477,195	799,957	3,271,762	4,071,718	–	2000	N/A
Romulus Land	Romulus, MI	–	788,338	–	610,137	1,398,475	–	1,398,475	–	1998	N/A
Woodlands Center Land	Sandston, VA	–	928,555	–	285,461	1,214,017	–	1,214,017	–	1996	N/A
Northsight Land	Scottsdale, AZ	–	10,245,763	–	1,077,604	11,323,366	–	11,323,366	–	2000	N/A
6119 W. Linebaugh Avenue	Tampa, FL	–	175,886	–	22,320	198,205	–	198,205	–	2000	N/A
Silo Bend Land	Tampa, FL	–	949,093	–	2,406,525	3,355,618	–	3,355,618	–	1996	N/A
Woodland Corporate Center Land	Tampa, FL	–	2,002,231	–	(240,366)	1,761,865	–	1,761,865	–	1998	N/A
Big Beaver Airport Land	Troy, MI	–	6,604,631	–	(4,958,743)	3,457,296	(1,811,407)	1,645,889	–	1999	N/A
Stabler Land – Lot 12	Upper Saucon, PA	–	1,078,674	–	246,242	1,324,917	–	1,324,917	–	2003	N/A

Subtotal Land Held for Development		$–	$124,369,857	$–	$46,752,143	$169,625,912	$1,496,088	$171,122,000	$–

Total All Properties		$129,784,971	$694,384,679	$1,679,839,908	$2,132,539,412	$794,660,846	$3,712,103,153	$4,506,764,000	$695,410,000

*	Denotes property is collateralized under mortgages with American General, Nationwide, New York Life, Principal Mutual and USG Annunity totalling $212.0 million.

SCHEDULE III

LIBERTY PROPERTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
(In thousands)

A summary of activity for real estate and accumulated depreciation is as follows:

	FOR THE YEARS ENDED
	DECEMBER 31,
	2004	2003	2002
REAL ESTATE:
Balance at beginning of year	$4,143,680	$3,874,670	$3,635,064
Additions	411,235	309,819	313,150
Disposition of property	(48,151)	(40,808)	(73,544)

Balance at end of year	$4,506,764	$4,143,680	$3,874,670

ACCUMULATED DEPRECIATION:
Balance at beginning of year	$586,736	$485,206	$395,065
Depreciation expense	114,199	105,589	93,134
Disposition of property	(5,525)	(4,059)	(2,993)

Balance at end of year	$695,410	$586,736	$485,206

Management’s Annual Report on Internal Control Over Financial Reporting

To the Partners of Liberty Property Limited Partnership:

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s internal control system was designed to provide reasonable assurance to the Company’s management regarding the preparation and fair presentation of published financial statements.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commissions (COSO) in Internal Control — Integrated Framework. Based on our assessment we believe that, as of December 31, 2004, the Company’s internal control over financial reporting is effective based on those criteria.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

February 28, 2005

Report of Independent Registered Public Accounting Firm

The Partners of Liberty Property Limited Partnership

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that Liberty Property Limited Partnership (the “Operating Partnership”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Operating Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Operating Partnership’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Liberty Property Limited Partnership maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Operating Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Liberty Property Limited Partnership as of December 31, 2004 and 2003, and the related consolidated statements of operations, owners’ equity, and cash flows for the each of the three years in the period ended December 31, 2004 of the Operating Partnership and our report dated February 28, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
February 28, 2005

Report of Independent Registered Public Accounting Firm

The Partners of Liberty Property Limited Partnership

We have audited the accompanying consolidated balance sheets of Liberty Property Limited Partnership (the “Operating Partnership”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, owners’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Operating Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Liberty Property Limited Partnership at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Liberty Property Limited Partnership’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
February 28, 2005

CONSOLIDATED BALANCE SHEETS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(IN THOUSANDS)

	DECEMBER 31,
	2004	2003
ASSETS
Real estate:
Land and land improvements	$625,035	$564,332
Buildings and improvements	3,629,508	3,359,996
Less accumulated depreciation	(695,410)	(586,736)

Operating real estate	3,559,133	3,337,592
Development in progress	81,099	56,869
Land held for development	171,122	162,483

Net real estate	3,811,354	3,556,944
Cash and cash equivalents	33,667	21,809
Restricted cash	34,626	15,292
Accounts receivable, net of allowance	21,502	13,053
Deferred rent receivable	66,528	58,015
Deferred financing and leasing costs, net of accumulated amortization (2004, $91,117; 2003, $90,098)	107,148	98,506
Investments in unconsolidated joint ventures	24,372	19,631
Prepaid expenses and other assets	63,630	49,303

Total assets	$4,162,827	$3,832,553

LIABILITIES
Mortgage loans	$366,171	$363,866
Unsecured notes	1,455,000	1,355,000
Credit facility	312,000	167,000
Accounts payable	24,288	15,429
Accrued interest	34,994	32,828
Distribution payable	54,485	52,384
Other liabilities	111,764	93,482

Total liabilities	2,358,702	2,079,989
Minority interest	3,980	3,455
OWNERS’ EQUITY
General partner’s equity – common units	1,596,259	1,544,897
Limited partners’ equity – preferred units	135,471	135,471
– common units	68,415	68,741

Total owners’ equity	1,800,145	1,749,109

Total liabilities and owners’ equity	$4,162,827	$3,832,553

See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

	YEAR ENDED DECEMBER 31,
	2004	2003	2002
OPERATING REVENUE
Rental	$470,755	$448,304	$428,299
Operating expense reimbursement	184,600	171,978	159,749

Total operating revenue	655,355	620,282	588,048

OPERATING EXPENSES
Rental property	136,445	123,771	111,567
Real estate taxes	64,929	61,488	59,155
General and administrative	33,309	28,415	21,745
Depreciation and amortization	135,497	121,498	108,619

Total operating expenses	370,180	335,172	301,086

Operating Income	285,175	285,110	286,962
OTHER INCOME (EXPENSE)
Interest and other income	6,590	7,568	8,559
Interest expense	(123,352)	(123,154)	(115,179)

Total other income(expense)	(116,762)	(115,568)	(106,620)

Income before property dispositions, income taxes, minority interest and equity in (loss) earnings of unconsolidated joint ventures	168,413	169,524	180,342
Gain (loss) on property dispositions	496	447	(9,300)
Income taxes	(1,820)	(2,326)	(656)
Minority interest	632	(673)	(1,235)
Equity in (loss) earnings of unconsolidated joint ventures	(775)	1,744	255

Income from continuing operations	166,946	168,716	169,406
Discontinued operations (including net gain on property dispositions of $11,603, $11,958 and $6,959 for the years ended December 31, 2004, 2003 and 2002)	13,296	14,954	11,681

Net income	180,242	183,670	181,087
Preferred unit distributions	11,844	12,416	18,861
Excess of preferred unit redemption over carrying amount	–	–	4,186

Income available to common unitholders	$168,398	$171,254	$158,040

Earnings per common unit
Basic:
Income from continuing operations	$1.76	$1.90	$1.85
Income from discontinued operations	0.15	0.18	0.15

Income per common unit – basic	$1.91	$2.08	$2.00

Diluted:
Income from continuing operations	$1.73	$1.87	$1.82
Income from discontinued operations	0.15	0.18	0.15

Income per common unit – diluted	$1.88	$2.05	$1.97

Weighted average number of common units outstanding
Basic	88,210	82,268	78,920
Diluted	89,700	83,561	80,151

See accompanying notes.

CONSOLIDATED STATEMENTS OF OWNERS’ EQUITY OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(IN THOUSANDS)

	GENERAL	LIMITED	TOTAL
	PARTNER'S	PARTNERS'	OWNERS'
	EQUITY	EQUITY	EQUITY
Balance at January 1, 2002	$1,419,321	$188,221	$1,607,542
Contributions from partners	78,107	(8,533)	69,574
Distributions to partners	(311,605)	(20,679)	(332,284)
Issuance of Operating Partnership Units	–	22,954	22,954
Foreign currency translation adjustment	6,943	–	6,943
Net income	161,665	19,422	181,087

Balance at December 31, 2002	1,354,431	201,385	1,555,816
Contributions from partners	206,620	2,640	209,260
Distributions to partners	(191,632)	(21,025)	(212,657)
Issuance of Operating Partnership Units	–	1,151	1,151
Foreign currency translation adjustment	11,868	–	11,868
Net income	163,610	20,061	183,671

Balance at December 31, 2003	1,544,897	204,212	1,749,109
Contributions from partners	85,967	1,593	87,560
Distributions to partners	(206,443)	(20,718)	(227,161)
Foreign currency translation adjustment	10,395	–	10,395
Net income	161,443	18,799	180,242

Balance at December 31, 2004	$1,596,259	$203,886	$1,800,145

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(IN THOUSANDS)

	YEAR ENDED DECEMBER 31,
	2004	2003	2002
OPERATING ACTIVITIES
Net income	$179,610	$184,343	$182,322
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	136,700	123,102	110,891
Amortization of deferred financing costs	4,315	4,013	3,979
Equity in loss (earnings) of unconsolidated joint ventures	775	(1,744)	(255)
(Gain) loss on property dispositions	(12,099)	(12,405)	2,341
Noncash compensation	2,388	2,877	1,946
Changes in operating assets and liabilities:
Restricted cash	(19,334)	(12,154)	624
Accounts receivable	(8,449)	5,125	1,121
Deferred rent receivable	(8,513)	(9,240)	(8,491)
Prepaid expenses and other assets	(12,046)	(3,638)	(17,797)
Accounts payable	8,859	(11,848)	5,059
Accrued interest	2,166	257	1,179
Other liabilities	18,282	(8,022)	5,324

Net cash provided by operating activities	292,654	260,666	288,243

INVESTING ACTIVITIES
Investment in properties	(253,017)	(145,997)	(129,825)
Cash paid for business net of cash acquired	–	16,627	–
Investments in unconsolidated joint ventures	(6,198)	(4,918)	(1,655)
Distributions from unconsolidated joint ventures	682	3,145	–
Proceeds from disposition of properties/land	54,140	49,744	181,903
Investment in development in progress	(105,208)	(59,953)	(167,403)
Increase in land held for development	(34,132)	(27,650)	(29,838)
Increase in deferred leasing costs	(29,560)	(22,986)	(18,786)

Net cash used in investing activities	(373,293)	(191,988)	(165,604)

FINANCING ACTIVITIES
Net proceeds from issuance of unsecured notes	197,517	3,683	148,062
Repayment of unsecured notes	(100,000)	(73,739)	(100,000)
Proceeds from mortgage loans	9,618	1,223	7,810
Repayments of mortgage loans	(23,592)	(15,436)	(9,310)
Proceeds from credit facility	477,800	453,950	444,000
Repayments on credit facility	(332,800)	(418,950)	(380,000)
Increase in deferred financing costs	(199)	(2,640)	(1,143)
Capital contributions	86,329	207,021	90,817
Distributions to partners	(225,055)	(213,223)	(332,054)

Net cash provided by (used in) financing activities	89,618	(58,111)	(131,818)

Increase (decrease) in cash and cash equivalents	8,979	10,567	(9,179)
Increase related to foreign currency translation	2,879	3,309	1,484
Cash and cash equivalents at beginning of year	21,809	7,933	15,628

Cash and cash equivalents at end of year	$33,667	$21,809	$7,933

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Write-off of fully depreciated property and deferred costs	$27,990	$13,187	$18,608
Investment in unconsolidated joint ventures	–	–	13,053
Issuance of operating partnership units	–	1,151	–
Acquisition of properties	(11,305)	(56,083)	–
Assumption of mortgage loans	11,305	56,083	–

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP

1.	ORGANIZATION

Liberty Property Trust (the “Trust”) is a self-administered and self-managed Maryland real estate investment trust (a “REIT”). Substantially all of the Trust’s assets are owned directly or indirectly, and substantially all of the Trust’s operations are conducted directly or indirectly, by its subsidiary, Liberty Property Limited Partnership, a Pennsylvania limited partnership (the “Operating Partnership” and, together with the Trust and their consolidated subsidiaries, the “Company”). The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 95.9% of the common equity of the Operating Partnership at December 31, 2004. The Company provides leasing, property management, development, acquisition, and other tenant-related services for a portfolio of industrial and office properties which are located principally within the Mid-Atlantic, Southeastern, and Midwestern United States.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Principles of Consolidation
The Consolidated Financial Statements of the Company include, the Trust, the Operating Partnership and wholly owned subsidiaries and those subsidiaries in which the Company owns a majority voting interest with the ability to control operations of the subsidiaries and where no approval, veto or other important rights have been granted to the minority shareholders. All significant intercompany transactions and accounts have been eliminated.

Reclassifications
Certain amounts from prior years have been reclassified to conform to current-year presentation.

Real Estate and Depreciation
The Properties are recorded at the lower of cost or fair value and are depreciated using the straight line method over their estimated useful lives. The estimated lives are as follows:

Buildings and improvements	40 years (blended)
Equipment	5-10 years
Tenant improvements	Term of the related lease

Expenditures directly related to acquisition, or improvement of real estate, including interest and other costs capitalized during development, are included in net real estate and are stated at cost. The capitalized costs include pre-construction costs essential to the development of the property, development and construction costs, interest costs, real estate taxes, salaries and other costs incurred during the period of development. Expenditures for maintenance and repairs are charged to operations as incurred.

In accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Standards (‘SFAS”) No. 141, “Business Combinations,” the Company allocates the purchase price of real estate to land, building and improvements and intangibles based on the relative fair value of each component. The value ascribed to in-place leases is based on the rental rates for the existing leases compared to market rent for leases of similar terms and present valuing the difference based on market interest rates. Origination values are also assigned to in-place leases, and, where appropriate, value is assigned to customer relationships. The Company depreciates the amounts allocated to building and improvements over 40 years and the amounts allocated to intangible assets relating to in-place leases, which are included in Deferred financing and leasing costs in the accompanying balance sheet, over the remaining term of the related leases.

The Company evaluates its real estate investments upon occurrence of significant adverse changes in their operations to assess whether any impairment indicators are present that affect the recovery of the recorded value. If any real estate investment is considered impaired, a loss is provided to reduce the carrying value of the property to its estimated fair value.

Investment in Unconsolidated Joint Ventures
The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting as the Company exercises significant influence, but does not control these entities. Under the equity method of accounting the net equity investment of the Company is reflected on the Consolidated Balance Sheet and the Company’s share of net income from the joint venture is included on the Consolidated Statement of Operations.

Cash and Cash Equivalents
Highly liquid investments with a maturity of three months or less when purchased are classified as cash equivalents.

Restricted Cash
Restricted cash includes tenant security deposits and escrow funds that the Company maintains pursuant to certain mortgage loans. Restricted cash also includes the undistributed proceeds from the sale of residential land in Kent County, United Kingdom.

Accounts Receivable
The Company’s accounts receivable are comprised of rents and charges for property operating costs due from tenants. The accounts receivable are reduced by an allowance for doubtful accounts. The Company considers tenant credit quality and payment history and general economic conditions in determining the allowance for doubtful accounts.

Deferred Rent Receivable
The Company’s deferred rent receivable represents the cumulative difference between rent revenue recognized on a straight line basis and contractual payments under the terms of tenant leases.

Revenues
The Company earns rental income under operating leases with tenants. Rental income is recognized on a straight line basis over the applicable lease term. Operating expense reimbursements consisting of amounts due from tenants for real estate taxes, utilities and other recoverable costs are recognized as revenue in the period in which the corresponding expenses are incurred.

Termination fees (included in rental revenue) are fees that the Company has agreed to accept in consideration for permitting certain tenants to terminate their lease prior to the contractual expiration date. The Company recognizes termination fees in accordance with Staff Accounting Bulletin 101 when the following conditions are met:

e)	the termination agreement is executed,
f)	the termination fee is determinable,
g)	all landlord services, pursuant to the terminated lease, have been rendered,
h)	collectibility of the termination fee is assured.

Deferred Financing and Leasing Costs
Costs incurred in connection with financing or leasing are capitalized and amortized over the term of the related loan or lease. Amortization of deferred financing costs is reported as interest expense. Intangible assets related to acquired in-place leases are amortized over the terms of the related leases.

Income per Common Unit
The following table sets forth the computation of basic and diluted income per common unit (in thousands, except per unit amounts):

	2004			2003
		Weighted			Weighted
		Average			Average
	Income	Units	Per	Income	Units	Per
	(Numerator)	(Denominator)	Unit	(Numerator)	(Denominator)	Unit
Income from continuing operations	$166,946			$168,716
Less: Preferred unit distributions	(11,844)			(12,416)

Basic income from continuing operations
Income from continuing operations available to common unitholders	155,102	88,210	$1.76	156,300	82,268	$1.90

Dilutive units for long-term compensation plans	–	1,493		–	1,293

Diluted income from continuing operations
Income from continuing operations available to common unitholders and assumed conversions	155,102	89,703	$1.73	156,300	83,561	$1.87

Basic income from discontinued operations
Discontinued operations net of minority interest	13,296	88,210	$0.15	14,954	82,268	$0.18

Dilutive units for long-term compensation plans	–	1,493		–	1,293

Diluted income from discontinued operations
Discontinued operations net of minority interest	13,296	89,703	$0.15	14,954	83,561	$0.18

Basic income per common unit
Income available to common unitholders	168,398	88,210	$1.91	171,254	82,268	$2.08

Dilutive shares for long-term compensation plans	–	1,493		–	1,293

Diluted income per common unit
Income available to common unitholders and assumed conversions	$168,398	89,703	$1.88	$171,254	83,561	$2.05

	2002
		Weighted
		Average
	Income	Units	Per
	(Numerator)	(Denominator)	Unit
Income from continuing operations	$169,406
Less: Preferred unit distributions	(18,861)
Excess of preferred unit redemption over carrying amount	(4,186)

Basic income from continuing operations
Income from continuing operations available to common unitholders	146,359	78,920	$1.85

Dilutive units for long-term compensation plans	–	1,231

Diluted income from continuing operations
Income from continuing operations available to common unitholders and assumed conversions	146,359	80,151	$1.82

Basic income from discontinued operations
Discontinued operations net of minority interest	11,681	78,920	$0.15

Dilutive units for long-term compensation plans	–	1,231

Diluted income from discontinued operations
Discontinued operations net of minority interest	11,681	80,151	$0.15

Basic income per common unit
Income available to common unitholders	158,040	78,920	$2.00

Dilutive unit for long-term compensation plans	–	1,231

Diluted income per common unit
Income available to common unitholders and assumed conversions	$158,040	80,151	$1.97

Fair Value of Financial Instruments
The carrying value of cash and cash equivalents, restricted cash, accounts receivable and accounts payable are reasonable estimates of fair values because of the short-term maturities of these investments. The fair value of the Company’s long-term debt, which is based on estimates by management and on rates quoted on December 31, 2004 for comparable loans, exceeds the aggregate carrying value by approximately $233.8 million at December 31, 2004.

Income Taxes
In conformity with the Internal Revenue Code and applicable state and local tax statutes, taxable income or loss of the Operating Partnership is required to be reported in the tax returns of the partners in accordance with the terms of the Partnership Agreement. However, the Company is taxed in certain states and the United Kingdom. Accordingly, the Company has recognized federal, state and local taxes in accordance with US GAAP, as applicable.

Foreign Currency Translation
The functional currency for the Company’s United Kingdom operations is pounds sterling. The Company translates their financial statements into US dollars. Gains and losses resulting from this translation do not impact the results of operations and are included in general partner’s equity.

Newly Issued Accounting Standards
In November, 2004, the Emerging Issues Task Force of the FASB reached a tentative conclusion regarding EITF 04-05, “Investor’s Accounting for an investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights.” In question is what rights held by the limited partners preclude consolidation of the limited partnership by the sole general partner. The Company is the general partner of several unconsolidated joint ventures and currently does not consolidate these ventures in its financial results based primarily on certain rights of the limited partners. Depending on the outcome of the discussion of the Task Force in future meetings, the outcome could impact whether or not the Company consolidates these partnerships. See Note 4, “Investments in Unconsolidated Joint Ventures” for further information regarding the Company’s accounting for its investment in unconsolidated joint ventures.

3.	REAL ESTATE

At December 31, 2004 and 2003, the Company owned and operated industrial and office properties located principally in suburban mixed-use developments or business parks. The carrying value of these properties by type is as follows (in thousands):

	Land	Buildings
	And Land	And		Accumulated
	Improvements	Improvements	Total	Depreciation
2004:
Industrial properties	$293,908	$1,592,068	$1,885,976	$309,846
Office properties	331,127	2,037,440	2,368,567	385,564

2004 Total	$625,035	$3,629,508	$4,254,543	$695,410

2003:
Industrial properties	$249,353	$1,431,247	$1,680,600	$264,483
Office properties	314,979	1,928,749	2,243,728	322,253

2003 Total	$564,332	$3,359,996	$3,924,328	$586,736

Depreciation expense was $114.2 million in 2004, $105.6 million in 2003, and $93.1 million in 2002.

As of December 31, 2004, the Company has commenced development on 16 properties, which upon completion are expected to comprise approximately 1.7 million square feet of leaseable space. As of December 31, 2004, approximately $81.1 million had been expended for the development of these projects and an additional $62.8 million is estimated to be required for completion.

4.	INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

On November 18, 2002, the Company entered into a joint venture agreement (“Liberty Venture I, LP”) with the Public Employees’ Retirement Association of Colorado. The Company sold or contributed 28 properties with a net book value of $127.5 million to the joint venture in exchange for a 25% ownership interest in the joint venture and $108.8 million in cash. The properties are industrial distribution properties in New Jersey (the Delaware Valley Segment). The Company’s share of the joint venture earnings is included in equity in (loss) earnings of unconsolidated joint ventures in the accompanying statement of operations. The Company will provide development, leasing and property management services for a fee, and may receive a promoted interest if certain return thresholds are met.

During the years ended December 31, 2004 and 2003, the joint venture purchased additional industrial distribution properties with net book values of approximately $5.5 million and $12.9 million, respectively.

The condensed balance sheets as of December 31, 2004 and 2003 and statements of operations for Liberty Venture I, LP, for the years ended December 31, 2004 and 2003 are as follows (in thousands):

	December 31,
	2004	2003
Balance Sheet:
Real estate	$131,413	$121,544
Less accumulated depreciation	(5,183)	(2,430)

Real estate, net	126,230	119,114
Other assets	16,945	17,822

Total assets	$143,175	$136,936

Mortgage payable	$86,585	$83,279
Other liabilities	3,183	2,006
Partners’ capital	53,407	51,651

Total liabilities and equity	$143,175	$136,936

	Year Ended
	December 31,
	2004	2003
Statement of operations:
Total revenues	$18,746	$19,400
Operating and other expenses	(6,736)	(6,276)
Depreciation and amortization	(8,299)	(4,401)
Interest expense	(4,426)	(3,870)

Net income	$(715)	$4,853

5.	RELATED PARTY TRANSACTIONS

During the year ended December 31, 2003, the Company exercised its option to purchase Rouse Kent Limited (“RKL”) for nominal consideration. As a result of the purchase, the Company’s assets and liabilities increased by approximately $60 million. The operations of RKL are included in the consolidated financial statements beginning July 1, 2003.

RKL owns six buildings which contain 210,000 square feet of leaseable space and has planning permission for the development of additional commercial space. RKL is party to a contract with the County of Kent which contract entitles RKL to participate in proceeds realized from the sale of residential land parcels to homebuilders.

Pursuant to agreements, the Company provided management services with respect to RKL for the six months ended June 30, 2003 for $300,000 and for the year ended December 31, 2002 for $600,000. In addition, the Company paid a fee to RKL for management services which it provided for the Company’s properties owned in the United Kingdom. For the six months ended June 30, 2003 the fees for these services were $223,000 and for the year ended December 31, 2002 the fees for these services were $662,000. The Company recognized interest income on notes receivable from RKL of $1.9 million for the six months ended June 30, 2003, and $3.3 million for the year ended December 31, 2002.

6.	INDEBTEDNESS

Indebtedness consists of mortgage loans, unsecured notes, and borrowings under the credit facility. The weighted average interest rates for the years ended December 31, 2004, 2003, and 2002, were approximately 6.7%, 6.9%, and 7.1%, respectively. Interest expense for the years ended December 31, 2004, 2003, and 2002, aggregated $123.4 million, $123.2 million, and $115.2 million, respectively. Interest costs during these periods of $13.2 million, $10.9 million, and $16.5 million, respectively, were capitalized. Cash paid for interest for the years ended December 31, 2004, 2003, and 2002, was $130.4 million, $132.5 million, and $128.4 million, respectively.

During the year ended December 31, 2004, the Company issued $200 million of ten year 5.65% senior unsecured notes. The proceeds from this issuance were used to repay $100 million of 7.1% senior unsecured notes which matured on August 15, 2004, pay down outstanding borrowings under the Company’s unsecured credit facility, acquire properties and for general corporate purposes.

The Company is subject to financial covenants contained in some of the debt agreements, the most restrictive of which are detailed below under the heading “Credit Facility”. As of December 31, 2004, the Company was in compliance with the financial covenants.

Mortgage Loans, Unsecured Notes
Mortgage loans with maturities ranging from 2005 to 2012 are collateralized by and in some instances cross-collateralized by properties with a net book value of $488.4 million.

As of December 31, 2004, $366.2 million in mortgage loans and $1,455.0 million in unsecured notes were outstanding. The interest rates on $1,745.6 million of mortgage loans and unsecured notes are fixed and range from 6.0% to 8.8%. Interest rates on $75.6 million of mortgage loans float with the base rate of the respective lending bank or a municipal bond index. The weighted average remaining term for the mortgage loans and unsecured notes is 5.7 years.

Credit Facility
For the year ended December 31, 2002, the Company utilized a $450 million unsecured credit facility (the “$450 million Credit Facility”). In January 2003, the $450 million Credit Facility was replaced with a $350 million Credit Facility (the “$350 million Credit Facility”). In December 2004, the Company exercised the accordion feature on its $350 million Credit Facility, increasing its capacity to $450 million (the “new $450 million Credit Facility”). The interest rate on borrowings under the new $450 million Credit Facility fluctuated based on the Company’s senior debt ratings from Moody’s Investors Service, Inc. (“Moody’s”), Standard & Poor’s Ratings Group (“S&P”) and Fitch, Inc. (“Fitch”). The current ratings for the Company’s senior unsecured debt are Baa2, BBB, and BBB from Moody’s, S&P, and Fitch, respectively. Based on these ratings, the interest rate on borrowings under the new $450 million Credit Facility is 70 basis points over the LIBOR rate (2.42% at December 31, 2004). There is also a 20 basis point facility fee on the current borrowing capacity. The new $450 million Credit Facility contains a competitive bid option, whereby participating lenders bid on the interest rate to be charged. This feature is available for up to $150 million of borrowings. The new $450 million Credit Facility expires on January 16, 2006 and may be extended for a one year period. The new $450 million Credit Facility contains financial covenants, certain of which are set forth below:

•	total debt to total assets may not exceed 0.55:1;
•	operating cash flows to interest may not be less than 1.85:1;
•	earnings before interest, taxes, depreciation and amortization to fixed charges may not be less than 1.75:1;
•	unencumbered asset value to unsecured debt may not be less than 175%; and
•	unencumbered cash flow to unsecured debt service must exceed 1.5:1.

The scheduled maturities of principal amortization of the Company’s mortgage loans, new $450 million Credit Facility and the unsecured notes outstanding and the related weighted average interest rates are as follows (in thousands, except percentages):

						Weighted
	Mortgages					Average
	Principal	Principal	Unsecured	Credit		Interest
	Amortization	Maturities	Notes	Facility	Total	Rate
2005	$8,296	$146,368	$–	$–	$154,664	7.2%
2006	6,196	73,224	100,000	312,000	491,420	4.5%
2007	5,248	1,553	100,000	–	106,801	7.3%
2008	4,874	34,824	–	–	39,698	7.2%
2009	2,555	42,119	270,000	–	314,674	7.8%
2010	1,924	–	200,000	–	201,924	8.5%
2011	1,713	3,533	250,000	–	255,246	7.3%
2012	684	33,060	235,000	–	268,744	6.5%
2014	–		200,000		200,000	5.7%
2018	–	–	100,000	–	100,000	7.5%

	$31,490	$334,681	$1,455,000	$312,000	$2,133,171	6.6%

7.	LEASING ACTIVITY

Future minimum rental payments due from tenants under noncancelable operating leases as of December 31, 2004 are as follows (in thousands):

2005	$430,263
2006	377,300
2007	332,466
2008	276,538
2009	210,717
Thereafter	612,777

TOTAL	$2,240,061

In addition to minimum rental payments, most leases require the tenants to pay for their pro rata share of specified operating expenses. These payments are included as operating expense reimbursement in the accompanying statements of operations.

8.	OWNERS’ EQUITY

Common Units
General and Limited partners’ equity – common units relates to limited partnership interests of the Operating Partnership issued in connection with the formation of the Company and certain subsequent acquisitions. No common units were issued in connection with acquisitions in 2004 or 2002. During 2003, 33,682 Common Units were issued in connection with an acquisition. The common limited partnership interests outstanding as of December 31, 2004 have the same economic characteristics as would 3,667,832 Common Shares. The interests in the Limited Partnership share proportionately in the net income or loss and in any distributions of the Operating Partnership and are exchangeable into the same number of Common Shares of the Trust.

Preferred Units
The Company has outstanding the following Cumulative Redeemable Preferred Units of the Operating Partnership, (the “Preferred Units”):

Date
of				Liquidation	Dividend	Redeemable
Issue	Issue	Amount	Units	Preference	Rate	As of	Exchangeable after
		(in 000's)
7/28/99	Series B	$95,000	3,800	$25	7.45%	8/31/09	1/1/14 into Series B Cumulative Redeemable Preferred Shares of the Trust
4/18/00	Series C	$20,000	800	$25	9.125%	4/18/05	4/18/10 into Series C Cumulative Redeemable Preferred Shares of the Trust
6/10/02	Series D	$23,650	473	$50	7.625%	6/10/07	6/10/12 into Series D Cumulative Redeemable Preferred Shares of the Trust

Effective August 31, 2004, the rate on $95 million Series B preferred units was reduced from 9.25% to 7.45%.

The Company paid the following Preferred Unit distributions for the year ended December 31:

	2004	2003	2002
Distributions (in millions)	$11.8	$12.4	$11.6
Distribution per unit:
Series B	$2.16	$2.31	$2.31
Series C	$2.28	$2.28	$2.28
Series D	$3.81	$3.81	$2.13

Minority Interest
Minority interest includes third-party ownership interests in consolidated joint venture investments.

9.	COMMITMENTS AND CONTINGENCIES

Substantially all of the Properties and land were subject to Phase I Environmental Assessments and when appropriate Phase II Environmental Assessments (collectively, the “Environmental Assessments”) obtained in contemplation of their acquisition by the Company. The Environmental Assessments consisted of, among other activities, a visual inspection of each Property and its neighborhood and a check of pertinent public records. The Environmental Assessments did not reveal, nor is the Company aware of, any non-compliance with environmental laws, environmental liability or other environmental claim that the Company believes would likely have a material adverse effect on the Company.

Although the Company is engaged in litigation incidental to its business, there is no legal proceeding to which it is a party which, in the opinion of management, will materially adversely affect the results of the Company’s operations.

The Company is obligated to make additional capital contributions of approximately $3.7 million in conjunction with two of the Company’s unconsolidated joint ventures.

The Company maintains cash and cash equivalents at financial institutions. The combined account balances at each institution typically exceed FDIC insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company believes the risk is not significant.

10.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

A summary of quarterly results of operations for the years ended December 31, 2004 and 2003 follows. Certain 2004 and 2003 amounts have been reclassified to conform to the current presentation of discontinued operations (in thousands, except per share amounts).

	Quarter Ended
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2004	2004	2004	2004	2003	2003	2003	2003
Operating revenue	$167,654	$164,079	$162,388	$161,234	$159,934	$156,474	$148,723	$155,151

Income from continuing operations	43,304	40,741	41,775	41,126	42,011	43,171	37,656	45,878

Discontinued operations	7,273	3,385	295	2,343	667	883	12,590	814

Income available to common unitholders	47,901	41,166	38,966	40,365	39,574	40,950	47,142	43,588

Income per common unit — basic	$0.54	$0.47	$0.44	$0.46	$0.47	$0.50	$0.58	$0.54

Income per common unit — diluted	$0.53	$0.46	$0.44	$0.45	$0.46	$0.49	$0.57	$0.53

11.	SEGMENT INFORMATION

The Company operates its portfolio of properties primarily throughout the Mid-Atlantic, Southeastern, and Midwestern United States. Additionally, the Company owns certain assets in the United Kingdom. The Company reviews the performance of the portfolio on a geographical basis, as such, the following regions are considered the Company’s reportable segments:

Reportable Segments	Markets
Delaware Valley	Southeastern Pennsylvania; New Jersey
Midwest	Lehigh Valley, Pennsylvania.; Michigan; Minnesota; Milwaukee/Chicago
Mid-Atlantic	Maryland; Piedmont Triad, N.C.; Greenville, S.C.; Richmond; Virginia Beach
Florida	Jacksonville; Orlando; Boca Raton; Tampa; Texas
United Kingdom	County of Kent

The Company’s reportable segments are distinct business units which are each managed separately in order to concentrate market knowledge within a geographic area. Within these reportable segments, the Company derives its revenues from its two product types: industrial properties and office properties.

The Company evaluates performance of the reportable segments based on property level operating income, which is calculated as rental revenue and operating expense reimbursement less rental expenses and real estate taxes. The accounting policies of the reportable segments are the same as those for the Company on a consolidated basis. The operating information by segment is as follows (in thousands):

FOR THE YEAR ENDED DECEMBER 31, 2004
	Delaware Valley		Midwest
	Southeastern		Lehigh		Mid-		United
	Pennsylvania	Other	Valley	Other	Atlantic	Florida	Kingdom	Total
Operating revenue	$186,893	$35,631	$76,392	$117,813	$121,280	$97,612	$19,734	$655,355
Rental property expenses and real estate taxes	55,115	12,435	21,049	43,706	34,315	30,227	4,527	201,374

Property level operating income	$131,778	$23,196	$55,343	$74,107	$86,965	$67,385	$15,207	453,981

Interest and other income								6,590
Interest expense								(123,352)
General and administrative								(33,309)
Depreciation and amortization								(135,497)

Income before property dispositions, income taxes, minority interest and equity in (loss) earnings of unconsolidated joint ventures								168,413
Gain on property dispositions								496
Income taxes								(1,820)
Minority interest								632
Equity in (loss) earnings of unconsolidated joint ventures								(775)
Discontinued operations								13,296
Preferred unit distributions								(11,844)

Income available to common unitholders								$168,398

FOR THE YEAR ENDED DECEMBER 31, 2003
	Delaware Valley		Midwest
	Southeastern		Lehigh		Mid-		United
	Pennsylvania	Other	Valley	Other	Atlantic	Florida	Kingdom	Total
Operating revenue	$185,220	$34,603	$68,519	$117,077	$110,067	$92,418	$12,378	$620,282
Rental property expenses and real estate taxes	53,744	11,715	17,873	42,225	30,198	27,248	2,256	185,259

Property level operating income	$131,476	$22,888	$50,646	$74,852	$79,869	$65,170	$10,122	435,023

Interest and other income								7,568
Interest expense								(123,154)
General and administrative								(28,415)
Depreciation and amortization								(121,498)

Income before property dispositions, income taxes, minority interest and equity in (loss) earnings of unconsolidated joint ventures								169,524
Gain on property dispositions								447
Income taxes								(2,326)
Minority interest								(673)
Equity in (loss) earnings of unconsolidated joint ventures								1,744
Discontinued operations								14,954
Preferred unit distributions								(12,416)

Income available to common unitholders								$171,254

FOR THE YEAR ENDED DECEMBER 31, 2002
	Delaware Valley		Midwest
	Southeastern		Lehigh		Mid-		United
	Pennsylvania	Other	Valley	Other	Atlantic	Florida	Kingdom	Total
Operating revenue	$176,501	$44,726	$63,466	$114,083	$99,924	$81,529	$7,819	$588,048
Rental property expenses and real estate taxes	50,388	14,205	13,693	40,098	26,896	24,697	745	170,722

Property level operating income	$126,113	$30,521	$49,773	$73,985	$73,028	$56,832	$7,074	417,326

Interest and other income								8,559
Interest expense								(115,179)
General and administrative								(21,745)
Depreciation and amortization								(108,619)

Income before property dispositions, income taxes, minority interest and equity in (loss) earnings of unconsolidated joint ventures								180,342
Loss on property dispositions								(9,300)
Income taxes								(656)
Minority interest								(1,235)
Equity in (loss) earnings of unconsolidated joint ventures								255
Discontinued operations								11,681
Preferred share distributions								(18,861)
Excess of preferred share redemption over carrying amount								(4,186)

Income available to common unitholders								$158,040

Product Type Information	Real Estate Related Revenues
	Year Ended December 31,
	2004	2003	2002
Industrial	$275,186	$258,410	$262,410
Office	380,169	361,872	325,638

Total operating revenue	$655,355	$620,282	$588,048

ROLLFORWARD OF OPERATING REAL ESTATE ASSETS BY REPORTABLE SEGMENT
	Delaware Valley		Midwest
	Southeastern		Lehigh		Mid-		United
	Pennsylvania	Other	Valley	Other	Atlantic	Florida	Kingdom	Total
January 1, 2004	$1,014,562	$164,224	$446,738	$778,036	$753,612	$608,089	$159,067	$3,924,328
Additions	29,824	31,082	119,456	35,484	90,549	55,667	10,237	372,299
Dispositions	(23,672)	(1,522)	–	(12,909)	–	(3,981)	–	(42,084)

December 31, 2004	$1,020,714	$193,784	$566,194	$800,611	$844,161	$659,775	$169,304	4,254,543

Accumulated depreciation								(695,410)
Development in progress								81,099
Land held for development								171,122
Other assets								351,473

Total assets at December 31, 2004								$4,162,827

ROLLFORWARD OF OPERATING REAL ESTATE ASSETS BY REPORTABLE SEGMENT
	Delaware Valley		Midwest
	Southeastern		Lehigh		Mid-		United
	Pennsylvania	Other	Valley	Other	Atlantic	Florida	Kingdom	Total
January 1, 2003	$970,506	$139,061	$377,931	$722,663	$679,009	$590,037	$68,942	$3,548,149
Additions	62,897	25,163	73,914	55,373	79,857	19,412	90,125	406,741
Dispositions	(18,841)	–	(5,107)	–	(5,254)	(1,360)	–	(30,562)

December 31, 2003	$1,014,562	$164,224	$446,738	$778,036	$753,612	$608,089	$159,067	3,924,328

Accumulated depreciation								(586,736)
Development in progress								56,869
Land held for development								162,483
Other assets								275,609

Total assets at December 31, 2003								$3,832,553

12.	SFAS NO. 144 “ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS”

Discontinued Operations
In accordance with SFAS No. 144 which the Company adopted on January 1, 2002, net income and gain/(loss) on disposition of real estate for properties sold subsequent to December 31, 2001 are reflected in the consolidated statements of operations as discontinued operations. The proceeds from dispositions of Operating Properties were $51.1 million and $40.8 million for the years ended December 31, 2004 and 2003, respectively. Below is a summary of the results of operations of the properties disposed of through the respective disposition dates (in thousands):

	December 31,
	2004	2003	2002
Revenues	$4,778	$7,549	$11,405
Operating expenses	(922)	(1,770)	(2,519)
Interest expense	(1,145)	(1,179)	(1,892)
Depreciation and amortization	(1,018)	(1,604)	(2,272)

Income before property dispositions	$1,693	$2,996	$4,722

Sales of land and development properties are reflected as a component of income from continuing operations.

Asset Impairment
In accordance with SFAS No. 144, during the years ended December 31, 2004 and 2002, the Company recognized impairment losses of $1.4 million and $11.3 million. The 2004 impairment loss of $1.4 million was on a parcel of land in the Midwest region. The 2002 asset impairment included $5.3 million was related to three parcels of land and an impairment loss of $6.0 million on assets held for sale. This loss was subsequently realized later in 2002 upon the disposal of those assets held for sale. Asset impairments are included in the caption gain (loss) on property dispositions as a component of income from continuing operations. The Company determined this impairment through a comparison of the aggregate future undiscounted cash flows to be generated by the properties to the carrying value of the properties. The Company has evaluated each of the properties and land held for development and has determined that there are no additional valuation adjustments necessary at December 31, 2004.

13.	SUBSEQUENT EVENTS

In January 2005, the Company commenced construction of a 1.2 million square foot, $435 million office tower in Philadelphia’s central business district. Comcast Corporation has signed a 15 1/2 year lease for 534,000 square feet of space in this office tower (“Comcast Center”). The Company has entered into a Guaranteed Maximum Price contract for the construction of the Comcast Center. Construction costs covered by this contract represent approximately 60% of the estimated $435 million in total development costs.

On February 24, 2005, the Company consummated the sale of $300 million principal amount of 5.125% senior unsecured notes due 2015. The aggregate net proceeds from such issuance were approximately $296.4 million. The Company used the aggregate net proceeds primarily to pay down outstanding borrowings under the new $450 million Credit Facility and for general corporate purposes.

LIBERTY PROPERTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2004

					Costs
			Initial Cost		Capitalized	Gross Amount Carried at End of Period				Date of
					Subsequent				Accumulated	Construction	Depreciable
					to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/04	12/31/04	Acquisition	(years)
OPERATING PROPERTIES
200 Boulder Drive	Allentown, PA	$–	$4,722,683	$18,922,645	$276,010	$4,922,683	$18,998,654	$23,921,338	$120,116	2004	40 yrs.
2196 Avenue C	Allentown, PA	–	101,159	–	1,307,320	107,307	1,301,172	1,408,479	659,197	1980	40 yrs.
2202 Hanger Place	Allentown, PA	*	137,439	–	1,360,830	138,127	1,360,141	1,498,269	739,281	1981	40 yrs.
250 Boulder Drive	Allentown, PA	–	2,600,622	12,099,145	223,753	2,800,622	12,122,898	14,923,520	77,168	2004	40 yrs.
400 Nestle Way	Allentown, PA	24,080,572	8,065,500	–	26,595,577	8,184,096	26,476,981	34,661,077	5,702,269	1997	40 yrs.
650 Boulder Drive	Allentown, PA	–	5,208,248		19,726,879	5,242,478	19,692,649	24,935,127	1,098,775	2002	40 yrs.
650 Boulder Drive Expansion	Allentown, PA	–	2,861,715		10,666,869	4,719,311	8,809,273	13,528,584	44,864	2001	N/A
651 Boulder Drive	Allentown, PA	–	4,308,646	–	13,280,682	4,308,646	13,280,682	17,589,328	1,871,520	2000	40 yrs.
6620 Grant Way	Allentown, PA	–	430,824	1,915,923	41,127	430,824	1,957,050	2,387,874	371,334	1989	40 yrs.
6923 Schantz Spring Road	Allentown, PA	*	1,127,805	3,309,132	249,639	1,127,805	3,558,771	4,686,575	607,069	1993	40 yrs.
700 Nestle Way	Allentown, PA	–	3,473,120	–	18,022,644	4,174,970	17,320,794	21,495,764	2,996,159	1998	40 yrs.
705 Boulder Drive	Allentown, PA	–	4,484,096	–	14,852,439	4,486,836	14,849,699	19,336,535	1,644,689	2001	40 yrs.
7132 Daniels Drive	Allentown, PA	–	1,623,326	3,464,626	4,067,691	1,695,610	7,460,032	9,155,642	1,183,700	1988	40 yrs.
7165 Ambassador Drive	Allentown, PA	–	792,999	–	4,533,868	804,848	4,522,019	5,326,867	299,306	2002	40 yrs.
7248 Industrial Boulevard	Allentown, PA	–	2,670,849	13,307,408	1,149,763	2,670,673	14,457,346	17,128,019	2,967,849	1988	40 yrs.
7277 Williams Avenue	Allentown, PA	–	462,964	1,449,009	310,821	463,123	1,759,671	2,222,794	383,062	1989	40 yrs.
7339 Industrial Boulevard	Allentown, PA	*	1,187,776	–	5,796,199	1,197,447	5,786,528	6,983,975	1,369,011	1996	40 yrs.
7355 Williams Avenue	Allentown, PA	–	489,749	1,658,091	299,008	489,749	1,957,099	2,446,848	349,060	1998	40 yrs.
7437 Industrial Boulevard	Allentown, PA	–	717,488	5,022,413	1,872,180	726,651	6,885,429	7,612,080	2,016,002	1976	40 yrs.
7562 Penn Drive	Allentown, PA	–	269,614	844,069	99,364	269,614	943,433	1,213,047	177,380	1989	40 yrs.
794 Roble Road	Allentown, PA	–	1,147,541	6,088,041	1,125,815	1,147,541	7,213,857	8,361,398	1,326,057	1985	40 yrs.
8014 Industrial Boulevard	Allentown, PA	–	4,019,258	–	9,613,969	3,645,117	9,988,109	13,633,226	1,392,266	1999	40 yrs.
8150 Industrial Boulevard	Allentown, PA	–	2,564,167		8,703,838	2,571,466	8,696,539	11,268,005	770,751	2002	40 yrs.
8250 Industrial Boulevard	Allentown, PA	–	1,025,667		5,209,990	1,035,854	5,199,803	6,235,657	342,314	2002	40 yrs.
835 W Hamilton Street	Allentown, PA	–	–	–	59,218,520	1,233,597	57,984,923	59,218,520	2,596,320	2004	40 yrs.
9th & Hamilton Street	Allentown, PA	–	615,624		(615,624)	–	–	–	51	2001	40 yrs.
2041 Avenue C	Allentown, PA	*	213,599	1,095,217	92,109	213,879	1,187,046	1,400,925	293,724	1990	40 yrs.
2201 Hanger Place	Allentown, PA	–	128,454	–	1,627,189	129,142	1,626,501	1,755,643	790,682	1987	40 yrs.
3174 Airport Road	Allentown, PA	–	98,986	–	1,155,913	98,986	1,155,913	1,254,899	653,595	1979	40 yrs.
6330 Hedgewood Drive	Allentown, PA	–	531,268	–	4,880,036	532,047	4,879,258	5,411,304	2,006,530	1988	40 yrs.
6350 Hedgewood Drive	Allentown, PA	1,158,301	360,027	–	3,438,720	560,691	3,238,056	3,798,747	1,206,231	1989	40 yrs.
6370 Hedgewood Drive	Allentown, PA	942,053	540,795	–	3,207,708	541,459	3,207,045	3,748,503	1,143,670	1990	40 yrs.
6390 Hedgewood Drive	Allentown, PA	–	707,203	–	2,765,090	707,867	2,764,425	3,472,293	1,124,118	1990	40 yrs.
6520 Stonegate Drive	Allentown, PA	–	453,315	–	1,785,383	484,361	1,754,337	2,238,698	421,510	1996	40 yrs.
6540 Stonegate Drive	Allentown, PA	1,458,938	422,042	–	3,888,807	422,730	3,888,120	4,310,849	1,541,701	1988	40 yrs.
6560 Stonegate Drive	Allentown, PA	*	458,281	–	2,411,971	458,945	2,411,307	2,870,252	921,279	1989	40 yrs.
6580 Snowdrift Road	Allentown, PA	*	388,328	–	3,284,907	389,081	3,284,155	3,673,235	1,179,835	1988	40 yrs.
7144 Daniels Drive	Allentown, PA	–	2,390,217	2,342,761	3,708,489	1,579,169	6,862,298	8,441,467	1,508,598	1975	40 yrs.
7384 Penn Drive	Allentown, PA	*	651,696	2,286,518	505,302	652,118	2,791,398	3,443,516	795,931	1988	40 yrs.
744 Roble Road	Allentown, PA	–	159,771	1,734,229	251,778	161,371	1,984,407	2,145,778	563,060	1986	40 yrs.
754 Roble Road	Allentown, PA	–	162,115	1,731,885	185,620	163,735	1,915,885	2,079,620	550,916	1986	40 yrs.
7620 Cetronia Road	Allentown, PA	–	1,091,806	3,851,456	353,007	1,093,724	4,202,545	5,296,269	1,153,190	1990	40 yrs.
764 Roble Road	Allentown, PA	–	141,069	–	819,455	141,746	818,778	960,524	385,974	1985	40 yrs.
894 Marcon Boulevard	Allentown, PA	–	117,134	1,048,866	273,554	118,304	1,321,250	1,439,554	306,629	1986	40 yrs.
939 Marcon Boulevard	Allentown, PA	*	2,220,414	4,524,393	858,451	2,220,548	5,382,710	7,603,257	1,294,584	1980	40 yrs.
944 Marcon Boulevard	Allentown, PA	–	118,521	1,435,479	416,587	119,711	1,850,876	1,970,587	500,841	1986	40 yrs.
954 Marcon Boulevard	Allentown, PA	–	103,665	–	1,110,937	104,453	1,110,149	1,214,602	515,605	1981	40 yrs.
964 Marcon Boulevard	Allentown, PA	–	138,816	–	1,661,439	139,480	1,660,775	1,800,255	785,893	1985	40 yrs.
974 Marcon Boulevard	Allentown, PA	–	143,500	–	2,408,088	144,248	2,407,341	2,551,588	980,220	1987	40 yrs.
180,190 Cochrane Drive	Annapolis, MD	–	3,670,256	–	20,241,771	3,752,293	20,159,734	23,912,027	7,067,032	1988	40 yrs.
10430 Lakeridge Parkway	Ashland, VA	–	421,267	3,770,870	202,984	421,267	3,973,853	4,395,120	689,031	1989	40 yrs.
10456 Lakeridge Parkway	Ashland, VA	–	409,261	3,663,754	266,947	409,261	3,930,702	4,339,963	732,947	1991	40 yrs.
2453 Prospect Street	Aurora, IL	–	1,780,395	6,608,091	530	1,780,395	6,608,621	8,389,017	–	2004	40 yrs.
101-121 N Raddant Road	Batavia, IL	6,130,347	986,912	9,984,405	46,363	986,912	10,030,769	11,017,681	334,439	2003	40 yrs.
1070 Swanson + 506-530 Kingsland	Batavia, IL	7,884,881	1,100,812	11,135,499	36,314	1,100,812	11,171,813	12,272,625	372,563	2003	40 yrs.
900 Douglas Road	Batavia, IL	–	308,586	3,116,469	9,635	308,586	3,126,104	3,434,690	104,253	2003	40 yrs.
4604 Richlynn Drive	Belcamp, MD	–	–	–	–	–	–	–	–	2002	40 yrs.
4606 Richlynn Drive	Belcamp, MD	–	299,600	1,818,861	709,477	299,600	2,528,339	2,827,939	341,178	1985	40 yrs.
100 Brodhead Road	Bethlehem, PA	*	429,416	2,919,588	586,728	429,456	3,506,276	3,935,732	785,030	1990	40 yrs.
1455 Valley Center Parkway	Bethlehem, PA	–	670,290	–	3,721,695	545,172	3,846,812	4,391,985	1,437,927	1997	40 yrs.
1525 Valley Center Parkway	Bethlehem, PA	–	475,686	–	7,532,755	804,104	7,204,336	8,008,441	1,475,075	1999	40 yrs.
1605 Valley Center Parkway	Bethlehem, PA	–	729,751		10,524,023	1,766,196	9,487,578	11,253,774	703,688	2000	40 yrs.

LIBERTY PROPERTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2004

					Costs
			Initial Cost		Capitalized	Gross Amount Carried at End of Period				Date of
					Subsequent				Accumulated	Construction	Depreciable
					to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/04	12/31/04	Acquisition	(years)
OPERATING PROPERTIES
1640 Valley Center Parkway	Bethlehem, PA	–	359,000	–	2,412,280	190,728	2,580,553	2,771,280	930,694	1996	40 yrs.
1650 Valley Center Parkway	Bethlehem, PA	–	359,000	–	2,212,500	188,896	2,382,604	2,571,500	796,686	1997	40 yrs.
1655 Valley Center Parkway	Bethlehem, PA	–	214,431	–	2,015,920	215,095	2,015,256	2,230,351	803,847	1993	40 yrs.
1660 Valley Center Parkway	Bethlehem, PA	–	359,000	–	2,186,050	188,721	2,356,329	2,545,050	609,377	1998	40 yrs.
3400 High Point Boulevard	Bethlehem, PA	–	298,227	–	3,037,834	662,809	2,673,252	3,336,061	203,498	2002	40 yrs.
74 West Broad Street	Bethlehem, PA	–	1,096,127		12,814,483	1,099,079	12,811,532	13,910,611	1,343,733	2002	40 yrs.
83 South Commerce Way	Bethlehem, PA	–	143,661	888,128	490,007	212,744	1,309,052	1,521,796	372,086	1989	40 yrs.
85 South Commerce Way	Bethlehem, PA	–	236,708	987,949	127,491	237,078	1,115,070	1,352,148	251,516	1989	40 yrs.
87 South Commerce Way	Bethlehem, PA	–	253,886	1,062,881	186,289	253,886	1,249,170	1,503,056	293,301	1989	40 yrs.
89 South Commerce Way	Bethlehem, PA	–	320,000	–	1,998,316	367,706	1,950,611	2,318,316	530,595	1998	40 yrs.
95 Highland Avenue	Bethlehem, PA	–	430,593	3,182,080	1,156,961	430,593	4,339,041	4,769,634	874,288	1985	40 yrs.
1495 Valley Center Parkway	Bethlehem, PA	–	434,640	–	3,728,342	435,303	3,727,679	4,162,982	1,282,567	1990	40 yrs.
1510 Valley Center Parkway	Bethlehem, PA	–	312,209	–	3,534,401	312,873	3,533,737	3,846,610	1,437,600	1988	40 yrs.
1530 Valley Center Parkway	Bethlehem, PA	–	211,747	–	2,848,757	212,492	2,848,013	3,060,504	1,047,162	1988	40 yrs.
1550 Valley Center Parkway	Bethlehem, PA	–	196,954	–	3,393,015	197,700	3,392,269	3,589,969	1,216,439	1988	40 yrs.
1560 Valley Center Parkway	Bethlehem, PA	–	240,069	–	4,408,846	240,732	4,408,183	4,648,915	1,673,548	1988	40 yrs.
1685 Valley Center Parkway	Bethlehem, PA	–	244,029	–	2,255,508	198,482	2,301,055	2,499,537	641,385	1996	40 yrs.
57 South Commerce Way	Bethlehem, PA	–	390,839	2,701,161	683,325	395,459	3,379,866	3,775,325	836,508	1986	40 yrs.
10801 Nesbitt Avenue South	Bloomington, MN	–	784,577		4,105,182	786,382	4,103,377	4,889,759	650,057	2001	40 yrs.
4801 West 81st Street	Bloomington, MN	–	1,624,701	2,494,368	626,172	1,624,701	3,120,540	4,745,241	582,695	1984	40 yrs.
5715 Old Shakopee Road West	Bloomington, MN	–	1,263,226	2,360,782	1,956,058	1,264,758	4,315,308	5,580,067	374,749	2002	40 yrs.
5735 Old Shakopee Road West	Bloomington, MN	–	1,263,226	2,360,782	1,089,359	1,264,758	3,448,609	4,713,367	228,557	2002	40 yrs.
5775 West Old Shakopee Road	Bloomington, MN	–	2,052,018	3,849,649	3,288,951	2,060,644	7,129,973	9,190,617	1,613,318	2002	40 yrs.
6161 Green Valley Drive	Bloomington, MN	–	740,378	3,311,602	735,959	741,194	4,046,744	4,787,938	538,850	1992	40 yrs.
6601-6625 W. 78th Street	Bloomington, MN	–	2,263,060	–	38,629,236	2,310,246	38,582,050	40,892,296	5,964,870	1998	40 yrs.
8100 Cedar Avenue	Bloomington, MN	–	501,313	3,675,416	962,824	501,313	4,638,240	5,139,553	788,721	1983	40 yrs.
1701 Clint Moore Boulevard	Boca Raton, FL	–	1,430,884	3,043,553	626,517	1,430,937	3,670,017	5,100,954	609,766	1985	40 yrs.
1801 Clint Moore Road	Boca Raton, FL	–	1,065,068	4,481,644	411,610	1,065,068	4,893,255	5,958,323	901,494	1986	40 yrs.
777 Yamato Road	Boca Raton, FL	–	4,101,247	16,077,347	4,319,114	4,501,247	19,996,462	24,497,709	3,519,862	1987	40 yrs.
951 Broken Sound Parkway	Boca Raton, FL	–	1,426,251	6,098,952	875,464	1,426,251	6,974,415	8,400,666	1,453,467	1986	40 yrs.
400 Boulder Drive	Breinigsville, PA	–	–		13,258,403	2,865,097	10,393,306	13,258,403	108,451	2003	40 yrs.
860 Nestle Way	Breinigsville, PA	–	8,118,881	18,885,486	1,651,456	8,731,119	19,924,704	28,655,822	–	2004	40 yrs.
510 Heron Drive	Bridgeport, NJ	–	790,335	7,901,878	782,719	790,335	8,684,597	9,474,932	1,527,223	1990	40 yrs.
602 Heron Drive	Bridgeport, NJ	–	524,728	2,240,478	7,650	524,728	2,248,128	2,772,856	379,178	1996	40 yrs.
625 Heron Drive	Bridgeport, NJ	–	180,226	908,953	62,451	180,226	971,405	1,151,631	166,141	1980	40 yrs.
15800 West Bluemound Road	Brookfield, WI	–	1,289,204	8,128,035	580,579	1,306,811	8,691,007	9,997,818	678,158	1994	40 yrs.
16620-16650 W Bluemound Road	Brookfield, WI	–	586,665	4,289,907	591,147	586,665	4,881,054	5,467,719	623,340	1999	40 yrs.
245 Executive Drive	Brookfield, WI	–	577,067	5,197,903	413,890	577,067	5,611,793	6,188,859	987,200	1984	40 yrs.
1485 W. Commerce Avenue	Carlisle, PA	–	4,249,868	13,886,039	–	4,249,868	13,886,039	18,135,907	–	2004	40 yrs.
3773 Corporate Parkway	Center Valley, PA	–	738,108		7,600,972	794,874	7,544,206	8,339,080	1,187,018	2001	40 yrs.
1309 Executive Boulevard	Cheaspeake, VA	–	926,125		5,086,632	955,374	5,057,383	6,012,757	561,898	2001	40 yrs.
1008 Astoria Boulevard	Cherry Hill, NJ	–	27,120	424,880	497,565	32,698	916,866	949,565	356,823	1973	40 yrs.
1960 Cuthbert Boulevard	Cherry Hill, NJ	–	321,699	1,291,557	339,101	321,699	1,630,658	1,952,357	383,412	1985	40 yrs.
1970 Cuthbert Boulevard	Cherry Hill, NJ	–	321,699	1,291,558	103,135	321,699	1,394,693	1,716,392	231,449	1985	40 yrs.
7 Carnegie Plaza	Cherry Hill, NJ	–	2,000,000	3,493,983	2,254,491	2,005,475	5,742,999	7,748,474	–	2004	40 yrs.
1305 Executive Boulevard	Chesapeake, VA	–	861,020		4,874,975	1,129,850	4,606,144	5,735,994	358,733	2002	40 yrs.
1313 Executive Boulevard	Chesapeake, VA	–	1,180,036		4,629,615	1,708,050	4,101,602	5,809,652	332,955	2002	40 yrs.
500 Independence Parkway	Chesapeake, VA	3,890,463	864,150	4,427,285	67,101	866,609	4,491,928	5,358,537	103,728	2004	40 yrs.
700 Independence Parkway	Chesapeake, VA	7,204,561	1,950,375	8,273,910	(906,932)	1,951,135	7,366,217	9,317,352	181,447	2004	40 yrs.
500 H P Way	Chester, VA	–	142,692	–	4,647,079	491,919	4,297,853	4,789,771	766,412	1997	40 yrs.
600 H P Way	Chester, VA	–	146,126	–	5,292,678	501,752	4,937,053	5,438,804	934,792	1997	40 yrs.
5950 Symphony Woods Road	Columbia, MD	–	1,462,762	11,310,187	603,869	1,467,623	11,909,195	13,376,818	1,039,687	1986	40 yrs.
6200 Old Dobbin Lane	Columbia, MD	–	958,105		3,729,120	1,295,000	3,392,226	4,687,226	290,573	2002	40 yrs.
6210 Old Dobbin Lane	Columbia, MD	–	958,105		3,709,792	1,295,000	3,372,898	4,667,898	344,868	2002	40 yrs.
6250 Old Dobbin Lane	Columbia, MD	–	958,105		3,526,011	1,295,000	3,189,116	4,484,116	373,637	2002	40 yrs.
6250 Old Dobbin Lane	Columbia, MD	–	958,105		3,780,749	1,599,259	3,139,595	4,738,854	77,241	2000	40 yrs.
7178-80 Columbia Gateway	Columbia, MD	–	1,569,237	4,786,887	1,372,616	1,571,105	6,157,635	7,728,740	1,735,259	1987	40 yrs.
8945-8975 Guilford Road	Columbia, MD	–	2,428,795	7,493,740	604,899	2,427,065	8,100,369	10,527,434	1,327,419	1986	40 yrs.
9050 Red Branch Road	Columbia, MD	–	290,950	2,577,153	321,903	290,950	2,899,056	3,190,006	536,863	1972	40 yrs.
9101,9111,9115 Guilford Road	Columbia, MD	–	758,951	–	3,469,320	765,952	3,462,318	4,228,271	1,723,931	1984	40 yrs.
9125,9135,9145 Guilford Road	Columbia, MD	–	900,154	–	5,551,318	920,439	5,531,033	6,451,472	3,066,833	1983	40 yrs.
9770 Patuxent Woods Drive	Columbia, MD	–	341,663	3,033,309	46,093	341,663	3,079,402	3,421,065	593,519	1986	40 yrs.

LIBERTY PROPERTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2004

					Costs
			Initial Cost		Capitalized	Gross Amount Carried at End of Period				Date of
					Subsequent				Accumulated	Construction	Depreciable
					to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/04	12/31/04	Acquisition	(years)
OPERATING PROPERTIES
9780 Patuxent Woods Drive	Columbia, MD	–	218,542	1,940,636	22,651	218,542	1,963,287	2,181,829	374,128	1986	40 yrs.
9790 Patuxent Woods Drive	Columbia, MD	–	243,791	2,164,094	183,044	243,791	2,347,138	2,590,929	502,406	1986	40 yrs.
9800 Patuxent Woods Drive	Columbia, MD	–	299,099	2,654,069	219,766	299,099	2,873,835	3,172,935	625,054	1988	40 yrs.
9810 Patuxent Woods Drive	Columbia, MD	–	266,684	2,366,901	519,051	266,684	2,885,952	3,152,636	518,824	1986	40 yrs.
9820 Patuxent Woods Drive	Columbia, MD	–	237,779	2,110,835	43,948	237,779	2,154,783	2,392,562	424,826	1988	40 yrs.
9830 Patuxent Woods Drive	Columbia, MD	–	296,262	2,628,933	100,780	296,262	2,729,713	3,025,976	569,804	1986	40 yrs.
5150 International Drive	Cudahy, WI	–	739,673	5,108,025	260,018	741,858	5,365,858	6,107,716	85,367	2003	40 yrs.
150 Ridgeview Center Drive	Duncan, SC	–	711,353	8,056,324	883,526	711,353	8,939,850	9,651,203	2,274,244	1984	40 yrs.
170 Ridgeview Drive	Duncan, SC	–	224,162	109,218	4,907,027	229,443	5,010,964	5,240,407	428,143	2001	40 yrs.
3255 Neil Armstrong Boulevard	Eagan, MN	–	1,131,017	–	3,377,738	1,131,017	3,377,738	4,508,756	506,856	1998	40 yrs.
10301-10305 West 70th Street	Eden Prairie, MN	–	120,622	1,085,226	101,443	118,300	1,188,991	1,307,291	238,238	1984	40 yrs.
10321 West 70th Street	Eden Prairie, MN	–	145,198	1,305,700	354,340	142,399	1,662,839	1,805,238	322,014	1984	40 yrs.
10333 West 70th Street	Eden Prairie, MN	–	110,746	995,868	29,522	108,610	1,027,526	1,136,135	199,446	1984	40 yrs.
10349-10357 West 70th Street	Eden Prairie, MN	–	275,903	2,481,666	271,848	270,584	2,758,833	3,029,417	536,923	1985	40 yrs.
10365-10375 West 70th Street	Eden Prairie, MN	–	291,077	2,618,194	178,458	285,464	2,802,265	3,087,728	573,830	1985	40 yrs.
10393-10394 West 70th Street	Eden Prairie, MN	–	269,618	2,423,318	474,529	264,419	2,903,046	3,167,465	553,238	1985	40 yrs.
10400 Viking Drive	Eden Prairie, MN	–	2,912,391	–	21,655,471	2,938,372	21,629,490	24,567,862	4,287,442	1999	40 yrs.
6321-6325 Bury Drive	Eden Prairie, MN	–	462,876	4,151,790	149,600	462,876	4,301,391	4,764,266	920,910	1988	40 yrs.
7078 Shady Oak Road	Eden Prairie, MN	–	343,093	3,085,795	50,644	336,481	3,143,051	3,479,532	605,061	1985	40 yrs.
7115-7173 Shady Oak Road	Eden Prairie, MN	–	454,974	4,089,410	612,550	454,974	4,701,960	5,156,934	982,662	1984	40 yrs.
7400 Flying Cloud Drive	Eden Prairie, MN	–	195,982	1,762,027	136,281	195,982	1,898,309	2,094,290	349,890	1987	40 yrs.
7615 Smetana Lane	Eden Prairie, MN	–	1,011,517		8,664,470	3,000,000	6,675,988	9,675,988	905,199	2001	40 yrs.
7660-7716 Golden Triangle Drive	Eden Prairie, MN	–	568,706	5,115,177	2,033,207	1,289,215	6,427,875	7,717,090	1,909,099	1988	40 yrs.
7695-7699 Anagram Drive	Eden Prairie, MN	–	760,525	3,254,758	30,297	760,525	3,285,054	4,045,579	548,888	1997	40 yrs.
7777 Golden Triangle Drive	Eden Prairie, MN	–	993,101	2,136,862	876,359	993,101	3,013,221	4,006,322	347,159	2000	40 yrs.
7800 Equitable Drive	Eden Prairie, MN	–	2,188,525	3,788,762	54,051	2,188,525	3,842,812	6,031,337	620,721	1993	40 yrs.
7905 Fuller Road	Eden Prairie, MN	–	1,229,862	4,075,167	9,190	1,230,965	4,083,254	5,314,219	627,768	1994	40 yrs.
8855 Columbine Road	Eden Prairie, MN	–	1,400,925		6,135,076	2,504,591	5,031,410	7,536,001	66,733	2000	40 yrs.
8911 Columbine Road (B2)	Eden Prairie, MN	–	916,687		3,608,469	1,718,407	2,806,748	4,525,156	135,219	2000	40 yrs.
8937 Columbine Road	Eden Prairie, MN	–	1,325,829		4,287,274	1,739,966	3,873,137	5,613,103	480,294	2001	40 yrs.
8967 Columbine Road	Eden Prairie, MN	–	1,450,000	–	3,579,107	1,450,000	3,579,107	5,029,107	500,081	2000	40 yrs.
8995 Columbine Road	Eden Prairie, MN	–	1,087,594		3,664,053	2,055,296	2,696,352	4,751,648	258,908	2001	40 yrs.
9023 Columbine Road	Eden Prairie, MN	–	1,956,273	–	4,873,578	1,956,273	4,873,578	6,829,851	736,047	1999	40 yrs.
26442-26450 Haggerty Road	Farmington Hills, MI	–	237,687	2,143,478	115,460	237,691	2,258,934	2,496,625	404,848	1988	40 yrs.
26500 Haggerty Road	Farmington Hills, MI	–	311,093	2,791,804	263,848	311,097	3,055,648	3,366,745	541,973	1986	40 yrs.
26550 Haggerty Road	Farmington Hills, MI	–	368,083	–	2,603,133	535,179	2,436,037	2,971,216	533,750	2000	40 yrs.
26600 Haggerty Road	Farmington Hills, MI	–	455,846	–	2,856,012	537,693	2,774,164	3,311,858	564,036	1999	40 yrs.
26650 Haggerty Road	Farmington Hills, MI	–	173,166	1,562,704	107,825	173,170	1,670,525	1,843,695	291,082	1988	40 yrs.
26700 Haggerty Road	Farmington Hills, MI	–	253,338	2,290,696	52,294	253,341	2,342,987	2,596,328	418,842	1986	40 yrs.
26750 Haggerty Road	Farmington Hills, MI	–	292,717	2,638,688	210,744	292,720	2,849,429	3,142,149	608,896	1988	40 yrs.
26800 Haggerty Road	Farmington Hills, MI	–	175,489	1,583,362	214,629	175,492	1,797,987	1,973,480	372,563	1986	40 yrs.
26842-26850 Haggerty Road	Farmington Hills, MI	–	239,606	2,160,470	231,591	239,609	2,392,057	2,631,667	532,386	1988	40 yrs.
27200 Haggerty Road	Farmington Hills, MI	–	382,754	3,425,227	395,375	382,754	3,820,602	4,203,356	801,010	1983	40 yrs.
27220 Haggerty Road	Farmington Hills, MI	–	203,064	1,802,592	174,383	203,064	1,976,975	2,180,038	420,722	1985	40 yrs.
27240 Haggerty Road	Farmington Hills, MI	–	171,518	1,518,192	208,095	171,518	1,726,287	1,897,804	333,839	1985	40 yrs.
27260 Haggerty Road	Farmington Hills, MI	–	456,877	4,091,196	421,353	456,877	4,512,549	4,969,426	922,893	1983	40 yrs.
27280 Haggerty Road	Farmington Hills, MI	–	452,860	4,055,512	351,552	452,860	4,407,064	4,859,923	866,546	1983	40 yrs.
27300 Haggerty Road	Farmington Hills, MI	–	370,378	3,311,366	252,174	370,378	3,563,540	3,933,918	684,870	1985	40 yrs.
32991 Hamilton Court	Farmington Hills, MI	–	1,065,392	3,627,675	948,571	1,065,392	4,576,246	5,641,638	352,131	1989	40 yrs.
7028 Snowdrift Road	Fogelville, PA	–	520,473	959,279	260,567	524,390	1,215,930	1,740,319	160,494	1982	40 yrs.
9601 Cosner Drive	Fredericksburg, VA	–	475,262	3,917,234	213,400	475,262	4,130,633	4,605,895	964,529	1995	40 yrs.
5410 - 5430 Northwest 33rd Avenue	Ft. Lauderdale, FL	–	603,776	4,176,238	1,057,562	625,111	5,212,466	5,837,576	936,964	1985	40 yrs.
6500 NW 12th Avenue	Ft. Lauderdale, FL	–	7,099	3,046,309	212,487	–	3,265,895	3,265,895	656,446	1989	40 yrs.
6600 NW 12th Avenue	Ft. Lauderdale, FL	–	7,102	3,047,462	369,227	–	3,423,792	3,423,792	698,538	1989	40 yrs.
4121 Cox Road	Glen Allen, VA	–	1,083,006	6,035,653	128,237	1,083,006	6,163,890	7,246,896	53,982	2004	40 yrs.
4198 Cox Road	Glen Allen, VA	–	670,292	3,839,245	928,103	670,292	4,767,348	5,437,640	951,733	1984	40 yrs.
4510 Cox Road	Glen Allen, VA	–	1,010,024	7,151,729	1,531,997	1,010,044	8,683,706	9,693,750	1,786,809	1990	40 yrs.
4801 Cox Road	Glen Allen, VA	–	1,072,896	–	9,316,161	1,075,620	9,313,437	10,389,057	1,564,714	1998	40 yrs.
4880 Cox Road	Glen Allen, VA	*	743,898	4,499,807	1,142,222	743,898	5,642,029	6,385,927	884,660	1995	40 yrs.
5000 Cox Road	Glen Allen, VA	–	770,214	3,685,248	334,094	771,029	4,018,528	4,789,556	838,460	1990	40 yrs.
5500 Cox Road	Glen Allen, VA	–	443,485	–	2,741,389	483,263	2,701,611	3,184,874	575,664	1999	40 yrs.
101 Centreport Drive	Greensboro, NC	–	826,237	–	7,955,826	826,237	7,955,826	8,782,062	1,465,284	1998	40 yrs.

LIBERTY PROPERTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2004

					Costs
			Initial Cost		Capitalized	Gross Amount Carried at End of Period				Date of
					Subsequent				Accumulated	Construction	Depreciable
					to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/04	12/31/04	Acquisition	(years)
OPERATING PROPERTIES
200 Centreport Drive	Greensboro, NC	*	331,400	3,768,600	550,503	332,017	4,318,487	4,650,503	1,196,605	1986	40 yrs.
4300 Federal Drive Expansion	Greensboro, NC	–	–	–	463,683	–	463,683	463,683	9,189	2003	40 yrs.
7736 McCloud Road	Greensboro, NC	–	591,795	5,895,312	520,914	591,795	6,416,226	7,008,021	1,130,369	1986	40 yrs.
202 Centreport Drive	Greensboro, NC	*	549,948	5,360,462	651,762	549,679	6,012,493	6,562,172	1,602,252	1990	40 yrs.
15 Brendan Way	Greenville, SC	–	614,192	3,012,019	1,217,386	614,192	4,229,405	4,843,597	1,120,700	1988	40 yrs.
200 Southchase Boulevard	Greenville, SC	–	512,911		6,275,730	515,542	6,273,098	6,788,640	165,953	2003	40 yrs.
4 Independence Pointe	Greenville, SC	–	–		3,509,503	467,438	3,042,065	3,509,503	318,345	2002	40 yrs.
420 Park Avenue	Greenville, SC	*	522,548	2,730,261	910,143	522,548	3,640,405	4,162,952	880,522	1986	40 yrs.
5 Independence Pointe	Greenville, SC	–	–		3,286,404	467,438	2,818,966	3,286,404	387,116	2002	40 yrs.
55 Beattie Place	Greenville, SC	–	2,643,105	23,439,801	3,612,392	2,645,238	27,050,059	29,695,298	4,788,760	1986	40 yrs.
75 Beattie Place	Greenville, SC	*	2,406,646	17,400,939	1,243,269	2,408,577	18,642,278	21,050,854	3,520,372	1987	40 yrs.
979 Batesville Road	Greenville, SC	–	1,190,555		5,609,482	1,190,431	5,609,606	6,800,037	466,747	2002	40 yrs.
Independence Lot 6	Greenville, SC	–	–	–	3,036,422	545,698	2,490,724	3,036,422	36,577	2003	40 yrs.
One Independence Pointe	Greenville, SC	–	780,881	6,199,230	5,909,608	784,617	12,105,102	12,889,719	1,416,117	1982	40 yrs.
1 Enterprise Parkway	Hampton, VA	–	974,675	5,579,869	799,060	974,675	6,378,929	7,353,604	1,306,059	1987	40 yrs.
21 Enterprise Parkway	Hampton, VA	454,608	263,668	8,167,118	270,358	265,719	8,435,425	8,701,144	835,817	1999	40 yrs.
22 Enterprise Parkway	Hampton, VA	–	1,097,368	6,760,778	754,880	1,097,368	7,515,658	8,613,026	1,556,087	1990	40 yrs.
5 Manhattan Square	Hampton, VA	–	207,368	–	1,663,695	212,694	1,658,368	1,871,063	319,771	1999	40 yrs.
521 Butler Farm Road	Hampton, VA	–	750,769	2,911,149	160,297	710,486	3,111,728	3,822,215	91,020	2003	40 yrs.
7317 Parkway Drive	Hanover, MD	–	1,104,359	1,959,671	4,319	1,104,359	1,963,990	3,068,349	298,830	1983	40 yrs.
4050 Piedmont Parkway	High Point , NC	–	801,902	–	18,164,067	2,042,159	16,923,811	18,965,969	2,729,081	1998	40 yrs.
4170 Mendenhall Oaks Parkway	High Point , NC	–	143,699	–	2,205,698	373,502	1,975,894	2,349,397	420,492	1999	40 yrs.
4180 Mendenhall Oaks Parkway	High Point , NC	–	121,329	–	1,784,064	315,614	1,589,778	1,905,393	378,062	1999	40 yrs.
1400 Mendenhall Oaks Parkway	High Point, NC	–	172,320		6,870,520	984,672	6,058,168	7,042,840	452,221	2002	40 yrs.
2427 Penny Road	High Point, NC	–	1,165,664	–	3,467,001	655,240	3,977,424	4,632,665	1,383,212	1990	40 yrs.
4000 Piedmont Parkway	High Point, NC	*	592,885	4,825,615	653,022	597,368	5,474,154	6,071,522	1,374,243	1989	40 yrs.
4020 Meeting Way	High Point, NC	–	94,232		1,682,549	378,101	1,398,680	1,776,781	225,441	2001	40 yrs.
4135 Mendenall Oaks Parkway	High Point, NC	–	499,500	–	2,761,520	500,980	2,760,040	3,261,020	397,107	2000	40 yrs.
4160 Mendenhall Oaks Parkway	High Point, NC	–	285,882	–	3,180,422	545,627	2,920,677	3,466,304	492,153	1998	40 yrs.
4183 Eagle Hill Drive	High Point, NC	–	122,203		3,742,689	526,266	3,338,626	3,864,892	733,166	2001	40 yrs.
4189 Eagle Hill Drive	High Point, NC	–	100,106		3,403,622	431,106	3,072,622	3,503,728	443,057	2001	40 yrs.
4191 Mendenhall Oaks Parkway	High Point, NC	–	217,943		3,119,682	611,166	2,726,459	3,337,625	303,666	2002	40 yrs.
4194 Mendenhall Oaks Parkway	High Point, NC	–	102,372	–	2,441,961	265,991	2,278,342	2,544,333	482,145	1999	40 yrs.
4196 Mendenhall Oaks Parkway	High Point, NC	–	66,731	–	2,151,189	173,889	2,044,031	2,217,920	561,665	1999	40 yrs.
4300 Federal Drive	High Point, NC	–	264,038	–	1,626,937	276,038	1,614,937	1,890,975	253,832	1998	40 yrs.
4328, 4336 Federal Drive	High Point, NC	5,014,776	521,122	–	7,237,290	825,092	6,933,319	7,758,412	2,728,220	1995	40 yrs.
4344 Federal Drive	High Point, NC	*	484,001	–	2,615,237	173,623	2,925,616	3,099,239	760,099	1996	40 yrs.
4380 Federal Drive	High Point, NC	–	282,996	–	2,209,554	283,368	2,209,182	2,492,550	591,717	1997	40 yrs.
4388 Federal Drive	High Point, NC	–	143,661	–	1,232,395	132,655	1,243,401	1,376,056	358,727	1997	40 yrs.
4500 Green Point Drive	High Point, NC	–	230,622	–	2,323,616	231,692	2,322,546	2,554,238	922,886	1989	40 yrs.
4501 Green Point Drive	High Point, NC	–	319,289	–	2,550,134	320,450	2,548,973	2,869,423	945,464	1989	40 yrs.
4523 Green Point Drive	High Point, NC	–	234,564	–	2,356,430	235,698	2,355,296	2,590,994	894,082	1988	40 yrs.
4524 Green Point Drive	High Point, NC	*	182,810	–	2,327,356	183,888	2,326,278	2,510,166	852,493	1989	40 yrs.
1 Walnut Grove Drive	Horsham, PA	–	1,058,901	5,343,606	1,041,557	1,058,901	6,385,163	7,444,064	1,773,317	1986	40 yrs.
100 Gibraltar Road	Horsham, PA	–	38,729	349,811	9,589	38,729	359,400	398,129	63,427	1975	40 yrs.
100 Witmer Road	Horsham, PA	6,890,578	3,102,784	–	11,820,399	3,764,784	11,158,399	14,923,183	2,275,809	1996	40 yrs.
100-107 Lakeside Drive	Horsham, PA	–	239,528	2,163,498	658,886	255,528	2,806,384	3,061,912	707,601	1982	40 yrs.
101 Gibraltar Road	Horsham, PA	–	651,990	5,888,989	1,308,734	732,552	7,117,161	7,849,713	1,219,791	1977	40 yrs.
101-111 Rock Road	Horsham, PA	–	350,561	3,166,389	262,861	452,251	3,327,560	3,779,811	677,637	1975	40 yrs.
102 Rock Road	Horsham, PA	–	1,110,209	2,301,302	1,133,191	1,114,985	3,429,717	4,544,702	287,042	1985	40 yrs.
103-109 Gibraltar Road	Horsham, PA	–	270,906	2,448,500	797,649	270,906	3,246,148	3,517,055	812,275	1978	40 yrs.
104 Rock Road	Horsham, PA	–	330,111	2,981,669	233,299	330,111	3,214,968	3,545,079	544,638	1974	40 yrs.
104 Witmer Road	Horsham, PA	*	1,248,148	–	1,056,101	189,793	2,114,456	2,304,249	542,231	1975	40 yrs.
110 Gibraltar Road	Horsham, PA	–	673,041	5,776,369	1,962,483	673,041	7,738,852	8,411,893	1,330,843	1979	40 yrs.
111-159 Gibraltar Road	Horsham, PA	–	489,032	4,126,151	450,122	489,032	4,576,273	5,065,305	994,411	1981	40 yrs.
111-195 Witmer Road	Horsham, PA	–	407,005	3,129,058	10,058	378,205	3,167,917	3,546,121	723,756	1987	40 yrs.
113-123 Rock Road	Horsham, PA	–	351,072	3,171,001	333,995	451,731	3,404,336	3,856,068	626,433	1975	40 yrs.
120 Gibraltar Road	Horsham, PA	–	533,142	4,830,515	568,580	558,142	5,374,095	5,932,237	1,048,660	1980	40 yrs.
123-135 Rock Road	Horsham, PA	–	292,360	2,411,677	855,245	393,019	3,166,263	3,559,281	829,054	1975	40 yrs.
132 Welsh Road	Horsham, PA	–	1,333,642	–	4,355,942	1,408,041	4,281,542	5,689,583	959,303	1998	40 yrs.
161-175 Gibraltar Road	Horsham, PA	–	294,673	2,663,722	592,942	294,673	3,256,664	3,551,337	638,696	1976	40 yrs.
181-187 Gibraltar Road	Horsham, PA	–	360,549	3,259,984	506,596	360,549	3,766,580	4,127,129	845,064	1982	40 yrs.

LIBERTY PROPERTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2004

					Costs
			Initial Cost		Capitalized	Gross Amount Carried at End of Period				Date of
					Subsequent				Accumulated	Construction	Depreciable
					to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/04	12/31/04	Acquisition	(years)
OPERATING PROPERTIES
2 Walnut Grove Drive	Horsham, PA	–	1,281,870	7,767,374	1,169,325	1,265,363	8,953,205	10,218,569	2,268,114	1989	40 yrs.
200 Gibraltar Road	Horsham, PA	–	638,513	5,811,323	978,029	638,513	6,789,351	7,427,865	1,682,055	1990	40 yrs.
200-264 Lakeside Drive	Horsham, PA	–	502,705	4,540,597	1,099,215	502,705	5,639,812	6,142,517	1,242,988	1982	40 yrs.
201 Gibraltar Road	Horsham, PA	–	380,127	3,433,433	1,957,507	380,802	5,390,265	5,771,067	839,601	1983	40 yrs.
210-223 Witmer Road	Horsham, PA	–	270,282	2,441,276	1,514,149	270,282	3,955,425	4,225,707	723,986	1972	40 yrs.
220 Gibraltar Road	Horsham, PA	–	629,944	5,733,228	1,076,754	629,944	6,809,982	7,439,926	1,611,482	1990	40 yrs.
231-237 Gibraltar Road	Horsham, PA	*	436,952	3,948,963	504,112	436,952	4,453,075	4,890,027	930,394	1981	40 yrs.
240 Gibraltar Road	Horsham, PA	–	629,944	5,733,234	1,513,047	629,944	7,246,281	7,876,225	1,575,248	1990	40 yrs.
255 Business Center Drive	Horsham, PA	–	1,086,356	2,007,214	89,433	1,078,769	2,104,233	3,183,002	59,135	2003	40 yrs.
261-283 Gibraltar Road	Horsham, PA	*	464,871	3,951,972	118,797	464,871	4,070,769	4,535,640	734,722	1978	40 yrs.
300 Welsh Road	Horsham, PA	–	696,061	3,339,991	914,583	696,061	4,254,573	4,950,634	619,876	1985	40 yrs.
300 Welsh Road - Building 3	Horsham, PA	–	180,459	1,441,473	331,376	180,459	1,772,848	1,953,307	461,318	1983	40 yrs.
300 Welsh Road - Building 4	Horsham, PA	–	282,493	2,256,508	1,136,873	282,493	3,393,381	3,675,874	889,085	1983	40 yrs.
300-309 Lakeside Drive	Horsham, PA	–	369,475	3,338,761	1,626,247	376,475	4,958,008	5,334,483	1,333,330	1982	40 yrs.
355 Business Center Drive	Horsham, PA	–	483,045	898,798	94,507	479,200	997,151	1,476,351	28,330	2003	40 yrs.
4 Walnut Grove	Horsham, PA	*	2,515,115	–	7,329,299	2,515,115	7,329,299	9,844,415	1,038,462	1999	40 yrs.
400-445 Lakeside Drive	Horsham, PA	–	543,628	4,910,226	2,761,305	583,628	7,631,532	8,215,159	1,613,825	1981	40 yrs.
425 Privet Road	Horsham, PA	–	–	–	–	–	–	–	–	2001	40 yrs.
455 Business Center Drive	Horsham, PA	–	1,351,011	2,503,449	603,914	1,343,370	3,115,004	4,458,374	15,282	2003	40 yrs.
5 Walnut Grove Drive	Horsham, PA	–	1,065,951	–	9,671,647	1,939,712	8,797,886	10,737,598	1,223,678	2000	40 yrs.
506 Prudential Road	Horsham, PA	–	208,140	895,470	652,633	208,140	1,548,102	1,756,243	276,523	1973	40 yrs.
507 Prudential Road Expansion	Horsham, PA	–	357,565		2,085,473	481,436	1,961,602	2,443,038	23,921	2002	40 yrs.
555 Business Center Drive	Horsham, PA	–	727,420	1,353,650	171,448	723,016	1,529,503	2,252,519	46,864	2003	40 yrs.
680 Blair Mill Road	Horsham, PA	–	3,527,151		12,038,983	4,138,577	11,427,557	15,566,134	1,282,740	2001	40 yrs.
700 Dresher Road	Horsham, PA	–	2,551,777	3,020,638	4,375,091	2,565,140	7,382,366	9,947,506	2,127,544	1987	40 yrs.
719 Dresher Road	Horsham, PA	*	493,426	2,812,067	244,306	495,112	3,054,687	3,549,799	517,920	1987	40 yrs.
507 Prudential Road	Horsham, PA	*	644,900	5,804,100	6,337,783	652,974	12,133,809	12,786,783	2,556,715	1988	40 yrs.
747 Dresher Road	Horsham, PA	–	1,607,238	–	4,769,423	1,607,977	4,768,684	6,376,661	1,704,486	1988	40 yrs.
767 Electronic Drive	Horsham, PA	*	1,229,685	–	2,773,209	1,241,970	2,760,924	4,002,893	1,225,807	1996	40 yrs.
10735 West Little York Road	Houston, TX	–	1,110,988	6,351,946	1,657,911	1,135,483	7,985,363	9,120,845	270,250	2000	40 yrs.
10739 West Little York Road	Houston, TX	–	797,931	5,950,894	389,587	799,560	6,338,852	7,138,412	365,017	1999	40 yrs.
16405 Air Center Boulevard	Houston, TX	–	438,853	3,030,396	267,645	438,853	3,298,041	3,736,894	609,216	1997	40 yrs.
16445 Air Center Boulevard	Houston, TX	–	363,339	2,509,186	437,435	363,339	2,946,621	3,309,960	658,633	1997	40 yrs.
16580 Air Center Boulevard	Houston, TX	–	289,000	3,559,857	258,107	289,000	3,817,964	4,106,965	535,694	1997	40 yrs.
16605 Air Center Boulevard	Houston, TX	–	298,999		3,770,315	496,186	3,573,128	4,069,314	470,809	2002	40 yrs.
16685 Air Center Boulevard	Houston, TX	–	–	–	2,912,654	414,691	2,497,963	2,912,654	28,164	2004	40 yrs.
1755 Trans Central Drive	Houston, TX	–	293,534	3,036,269	164,163	306,147	3,187,819	3,493,966	378,686	1999	40 yrs.
8801-19 & 8821-49 Fallbrook Drive	Houston, TX	–	2,290,001	15,297,141	1,490,460	2,290,002	16,787,600	19,077,602	686,026	2000	40 yrs.
8802-8824 Fallbrook Drive	Houston, TX	–	1,114,406	6,364,767	37,730	1,114,406	6,402,497	7,516,903	–	2004	40 yrs.
8825-8839 N Sam Houston Pkwy	Houston, TX	–	638,453	3,258,815	(33,152)	638,453	3,225,662	3,864,115	–	2004	40 yrs.
8850-8872 Fallbrook Drive	Houston, TX	–	504,317	2,878,351	(4,747)	504,317	2,873,604	3,377,921	–	2004	40 yrs.
10 North Park Drive	Hunt Valley, MD	–	2,211,969	7,816,042	42,622	2,211,969	7,858,663	10,070,632	228,775	2003	40 yrs.
20 Wright Avenue	Hunt Valley, MD	–	1,205,946	–	9,644,892	1,861,025	8,989,813	10,850,838	639,358	2001	40 yrs.
307 International Circle	Hunt Valley, MD	–	3,538,319	14,190,832	12,625	3,538,319	14,203,457	17,741,776	–	2004	40 yrs.
309 International Circle	Hunt Valley, MD	–	613,667	2,458,204	1,112	613,667	2,459,316	3,072,983	–	2004	40 yrs.
311 International Circle	Hunt Valley, MD	–	313,365	1,281,093	–	313,365	1,281,093	1,594,459	–	2004	40 yrs.
4 North Park Drive	Hunt Valley, MD	–	3,269,948	13,551,370	145,657	3,269,948	13,697,028	16,966,975	410,089	2003	40 yrs.
6 North Park Drive	Hunt Valley, MD	–	2,077,949	8,770,566	959,120	2,077,949	9,729,687	11,807,636	332,183	2003	40 yrs.
10245 Centurion Parkway North	Jacksonville, FL	–	852,644	3,510,889	987,552	853,704	4,497,381	5,351,085	600,982	1996	40 yrs.
11777 Central Highway	Jacksonville, FL	–	92,207	429,997	1,275,050	140,426	1,656,828	1,797,254	859,265	1985	40 yrs.
1200 River Place Blvd.	Jacksonville, FL	–	1,028,864	–	18,970,379	1,046,629	18,952,614	19,999,243	8,896,128	1985	40 yrs.
1300 Riverplace Boulevard	Jacksonville, FL	–	1,804,258	7,755,572	1,313,000	1,804,258	9,068,572	10,872,829	1,636,313	1980	40 yrs.
4190 Belfort Road	Jacksonville, FL	–	821,000	5,866,000	3,133,146	827,420	8,992,726	9,820,146	3,105,708	1986	40 yrs.
4345 Southpoint Parkway	Jacksonville, FL	–	–	–	8,792,159	418,093	8,374,065	8,792,159	1,830,036	1998	40 yrs.
4801 Executive Park Court - 100	Jacksonville, FL	*	554,993	2,993,277	861,429	554,542	3,855,157	4,409,699	893,740	1990	40 yrs.
4801 Executive Park Court - 200	Jacksonville, FL	*	370,017	1,995,518	209,622	370,039	2,205,117	2,575,157	391,161	1990	40 yrs.
4810 Executive Park Court	Jacksonville, FL	*	369,694	3,045,639	419,792	370,039	3,465,085	3,835,125	592,919	1990	40 yrs.
4815 Executive Park Court - 100	Jacksonville, FL	*	366,317	1,975,393	299,358	366,339	2,274,729	2,641,068	453,449	1995	40 yrs.
4815 Executive Park Court - 200	Jacksonville, FL	*	462,522	2,494,397	437,761	462,549	2,932,130	3,394,680	628,646	1995	40 yrs.
4820 Executive Park Court	Jacksonville, FL	*	555,173	2,693,130	609,892	555,213	3,302,982	3,858,195	700,674	1997	40 yrs.
4825 Executive Park Court	Jacksonville, FL	*	601,278	3,242,491	203,497	601,401	3,445,865	4,047,266	642,593	1996	40 yrs.
4887 Belfort Road	Jacksonville, FL	–	1,299,202		7,742,837	1,665,915	7,376,123	9,042,038	889,726	2002	40 yrs.

LIBERTY PROPERTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2004

					Costs
			Initial Cost		Capitalized	Gross Amount Carried at End of Period				Date of
					Subsequent				Accumulated	Construction	Depreciable
					to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/04	12/31/04	Acquisition	(years)
OPERATING PROPERTIES
4899 Belfort Road	Jacksonville, FL	–	1,299,201	–	7,870,616	1,207,751	7,962,066	9,169,817	1,268,280	2000	40 yrs.
4901 Belfort Road	Jacksonville, FL	–	877,964	2,360,742	1,925,157	877,964	4,285,899	5,163,863	1,404,462	1986	40 yrs.
4905 Belfort Street	Jacksonville, FL	–	638,154	–	3,461,526	641,272	3,458,408	4,099,680	622,655	2000	40 yrs.
5941-5975 Richard Street	Jacksonville, FL	–	583,622	–	1,415,750	843,900	1,155,472	1,999,372	731,240	1978	40 yrs.
5977-6607 Richard Street	Jacksonville, FL	–	180,033	–	3,249,765	636,901	2,792,897	3,429,798	1,194,333	1980	40 yrs.
6255 Lake Gray Boulevard	Jacksonville, FL	–	813,067	–	3,747,998	812,634	3,748,431	4,561,065	1,736,561	1987	40 yrs.
6600 Southpoint Parkway	Jacksonville, FL	–	998,432	4,055,727	338,920	1,002,704	4,390,375	5,393,079	1,155,597	1986	40 yrs.
6601 Executive Park Circle North	Jacksonville, FL	–	551,250	3,128,361	1,130	551,250	3,129,491	3,680,741	547,447	1992	40 yrs.
6602 Executive Park Court - 100	Jacksonville, FL	*	388,519	2,095,293	143,006	388,541	2,238,277	2,626,818	520,653	1993	40 yrs.
6602 Executive Park Court - 200	Jacksonville, FL	*	296,014	1,596,347	407,277	296,032	2,003,606	2,299,638	373,663	1993	40 yrs.
6620 Southpoint Drive	Jacksonville, FL	–	614,602	4,267,477	763,718	614,602	5,031,195	5,645,797	1,240,915	1984	40 yrs.
6631 Executive Park Court - 100	Jacksonville, FL	*	251,613	1,356,849	488,230	251,627	1,845,065	2,096,692	384,362	1994	40 yrs.
6631 Executive Park Court - 200	Jacksonville, FL	*	406,561	2,195,070	179,545	407,043	2,374,133	2,781,176	499,405	1994	40 yrs.
6700 Southpoint Parkway	Jacksonville, FL	–	620,719	2,989,746	756,009	624,215	3,742,259	4,366,474	1,092,981	1987	40 yrs.
7014 AC Skinner Parkway	Jacksonville, FL	–	574,198	–	3,557,523	780,486	3,351,236	4,131,721	853,074	1999	40 yrs.
7016 AC Skinner Parkway	Jacksonville, FL	–	597,181	–	2,333,385	602,633	2,327,934	2,930,566	838,177	1996	40 yrs.
7018 AC Skinner Parkway	Jacksonville, FL	–	840,996	–	4,470,231	846,461	4,464,766	5,311,227	1,499,338	1997	40 yrs.
7020 AC Skinner Parkway	Jacksonville, FL	*	398,257	–	2,741,293	749,811	2,389,740	3,139,550	755,570	1996	40 yrs.
7022 AC Skinner Parkway	Jacksonville, FL	*	706,934	–	3,454,545	853,981	3,307,499	4,161,479	1,082,028	1996	40 yrs.
7077 Bonneval Road	Jacksonville, FL	–	768,000	5,789,000	1,867,953	774,020	7,650,933	8,424,953	2,697,365	1988	40 yrs.
7251 Salisbury Road	Jacksonville, FL	–	–	–	3,567,820	662,559	2,905,261	3,567,820	459,109	2000	40 yrs.
7255 Salisbury Road	Jacksonville, FL	–	392,060		2,697,600	680,766	2,408,894	3,089,660	256,769	2002	40 yrs.
7898 Baymeadows Way	Jacksonville, FL	–	561,802	–	1,974,646	568,005	1,968,443	2,536,448	1,067,025	1978	40 yrs.
7910 & 7948 Baymeadows Way	Jacksonville, FL	–	210,299	–	2,666,923	211,449	2,665,773	2,877,222	1,409,621	1981	40 yrs.
7954 & 7960 Baymeadows Way	Jacksonville, FL	–	291,312	–	2,946,876	292,667	2,945,521	3,238,188	1,486,088	1982	40 yrs.
7970 Bayberry Road	Jacksonville, FL	–	127,520	–	1,281,661	129,979	1,279,203	1,409,181	929,225	1978	40 yrs.
7980 Bayberry Road	Jacksonville, FL	–	330,726	1,338,101	32,776	330,726	1,370,877	1,701,603	255,168	1978	40 yrs.
8665,8667,8669 Baypine Road	Jacksonville, FL	–	966,552	–	5,422,579	974,959	5,414,172	6,389,131	1,830,238	1987	40 yrs.
8775 Baypine Road	Jacksonville, FL	–	906,804	–	3,174,420	913,013	3,168,211	4,081,224	1,309,373	1989	40 yrs.
8787 Baypine Road	Jacksonville, FL	–	2,076,306	–	35,426,748	2,028,593	35,474,461	37,503,054	20,125,257	1990	40 yrs.
151 South Warner Road	King of Prussia, PA	–	1,218,086	6,937,866	380,234	1,186,972	7,349,214	8,536,186	1,486,581	1980	40 yrs.
2100 Renaissance Boulevard	King of Prussia, PA	–	1,110,111	–	9,382,851	1,132,519	9,360,443	10,492,962	2,170,180	1999	40 yrs.
2201 Renaissance Boulevard	King of Prussia, PA	–	–	–	15,548,161	2,413,514	13,134,647	15,548,161	2,342,074	2000	40 yrs.
2300 Renaissance Boulevard	King of Prussia, PA	–	509,580	–	2,648,280	574,152	2,583,707	3,157,860	559,667	1999	40 yrs.
2301 Renaissance Boulevard	King of Prussia, PA	–	1,645,246	–	30,034,238	4,581,649	27,097,834	31,679,483	2,168,732	2002	40 yrs.
2500 Renaissance Boulevard	King of Prussia, PA	–	509,580	–	2,786,056	592,886	2,702,749	3,295,636	658,360	1999	40 yrs.
2520 Renaissance Boulevard	King of Prussia, PA	–	1,020,000	–	5,004,494	978,402	5,046,092	6,024,494	1,193,023	1999	40 yrs.
2540 Renaissance Boulevard	King of Prussia, PA	–	–	–	1,625,497	274,341	1,351,156	1,625,497	243,185	2000	40 yrs.
2560 Renaissance Boulevard	King of Prussia, PA	–	–	–	3,729,254	649,792	3,079,462	3,729,254	532,482	2000	40 yrs.
2700 Horizon Drive	King of Prussia, PA	–	764,370	–	3,673,287	867,815	3,569,842	4,437,657	852,197	1998	40 yrs.
2900 Horizon Drive	King of Prussia, PA	–	679,440	–	3,503,074	774,096	3,408,418	4,182,514	705,339	1998	40 yrs.
3200 Horizon Drive	King of Prussia, PA	*	928,637	–	6,495,910	1,210,137	6,214,410	7,424,547	2,052,769	1996	40 yrs.
3200 Horizon Drive Expansion	King of Prussia, PA	–	–		–	–	–	–	–	2001	40 yrs.
3400 Horizon Drive	King of Prussia, PA	–	776,496	3,139,068	973,848	776,496	4,112,915	4,889,411	910,739	1995	40 yrs.
3600 Horizon Drive	King of Prussia, PA	–	236,432	1,856,252	15,352	236,432	1,871,604	2,108,035	332,585	1989	40 yrs.
3602 Horizon Drive	King of Prussia, PA	–	217,734	1,759,489	338,288	217,809	2,097,701	2,315,510	413,332	1989	40 yrs.
3604 Horizon Drive	King of Prussia, PA	–	397,178	–	1,629,103	350,874	1,675,407	2,026,281	617,870	1998	40 yrs.
3606 Horizon Drive	King of Prussia, PA	1,413,163	789,409	–	1,940,816	815,855	1,914,370	2,730,225	607,345	1997	40 yrs.
440 East Swedesford Road	King of Prussia, PA	–	717,001	4,816,121	2,643,115	717,001	7,459,236	8,176,237	2,246,064	1988	40 yrs.
460 East Swedesford Road	King of Prussia, PA	–	705,317	4,737,487	1,475,090	705,317	6,212,577	6,917,894	1,500,286	1988	40 yrs.
650 Swedesford Road	King of Prussia, PA	–	952,911	6,722,830	8,760,839	952,911	15,483,668	16,436,579	4,796,512	1971	40 yrs.
680 Swedesford Road	King of Prussia, PA	–	952,361	6,722,830	8,344,031	952,361	15,066,861	16,019,222	4,831,788	1971	40 yrs.
170 South Warner Road	King of Prussia, PA	–	547,800	3,137,400	2,463,339	458,232	5,690,307	6,148,539	2,529,674	1980	40 yrs.
190 South Warner Road	King of Prussia, PA	–	552,200	3,162,600	1,727,818	461,909	4,980,708	5,442,618	1,799,793	1980	40 yrs.
3000 Horizon Drive	King of Prussia, PA	*	1,191,449	–	2,309,358	946,703	2,554,103	3,500,806	431,980	1997	40 yrs.
3100 Horizon Drive	King of Prussia, PA	*	601,956	–	2,004,237	611,436	1,994,758	2,606,194	617,458	1995	40 yrs.
3300 Horizon Drive	King of Prussia, PA	*	566,403	–	3,404,307	687,878	3,282,831	3,970,709	750,478	1996	40 yrs.
3500 Horizon Drive	King of Prussia, PA	–	1,204,839	–	2,630,229	1,223,875	2,611,193	3,835,068	565,726	1996	40 yrs.
2151 Cabot Boulevard	Langhorne, PA	–	384,100	3,456,900	249,314	389,990	3,700,323	4,090,314	942,066	1982	40 yrs.
800 Town Center Drive	Langhorne, PA	–	1,617,150	–	9,905,285	1,619,288	9,903,147	11,522,435	4,376,301	1987	40 yrs.
1000 East Whitcomb Avenue	Madison Heights, MI	–	113,512	1,023,613	155,242	113,512	1,178,855	1,292,367	215,314	1980	40 yrs.
1000 Tech Row	Madison Heights, MI	–	357,897	2,628,029	287,131	357,897	2,915,160	3,273,057	435,908	1987	40 yrs.

LIBERTY PROPERTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2004

					Costs
			Initial Cost		Capitalized	Gross Amount Carried at End of Period				Date of
					Subsequent				Accumulated	Construction	Depreciable
					to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/04	12/31/04	Acquisition	(years)
OPERATING PROPERTIES
1201 East Whitcomb Avenue	Madison Heights, MI	–	302,567	1,213,232	26,687	302,567	1,239,920	1,542,487	218,832	1980	40 yrs.
1210 East Whitcomb Avenue	Madison Heights, MI	–	121,298	329,051	27,093	121,298	356,145	477,443	74,835	1983	40 yrs.
1260 Kempar Avenue	Madison Heights, MI	–	78,720	385,223	32,877	78,720	418,100	496,820	71,161	1981	40 yrs.
1280 Kempar Avenue	Madison Heights, MI	–	142,305	536,474	25,150	142,305	561,624	703,929	89,918	1983	40 yrs.
31601 Research Park Drive	Madison Heights, MI	–	331,179	1,879,812	99,373	331,179	1,979,185	2,310,364	304,962	1985	40 yrs.
31651 Research Park Drive	Madison Heights, MI	–	194,012	1,101,576	82,919	194,012	1,184,495	1,378,507	179,033	1985	40 yrs.
31700 Research Park Drive	Madison Heights, MI	–	373,202	1,824,721	4,635	373,203	1,829,355	2,202,558	293,427	1988	40 yrs.
31701 Research Park Drive	Madison Heights, MI	–	185,845	1,054,681	126,202	185,845	1,180,883	1,366,728	196,128	1985	40 yrs.
31751 Research Park Drive	Madison Heights, MI	–	194,063	1,300,574	70,022	194,063	1,370,596	1,564,659	217,836	1985	40 yrs.
31771 Sherman Avenue	Madison Heights, MI	–	150,944	645,040	70,981	150,944	716,021	866,965	160,597	1982	40 yrs.
31791 Sherman Avenue	Madison Heights, MI	–	105,606	649,891	22,803	105,606	672,694	778,300	111,532	1983	40 yrs.
31800 Research Park Drive	Madison Heights, MI	–	217,929	1,601,469	29,193	217,929	1,630,662	1,848,591	270,934	1986	40 yrs.
31811 Sherman Avenue	Madison Heights, MI	–	207,599	1,179,010	22,874	207,599	1,201,884	1,409,483	194,871	1983	40 yrs.
31831 Sherman Avenue	Madison Heights, MI	–	158,483	900,064	20,678	158,483	920,743	1,079,225	148,706	1984	40 yrs.
31900 Sherman Avenue	Madison Heights, MI	–	269,293	1,754,498	484,562	269,293	2,239,060	2,508,353	323,559	1984	40 yrs.
32661 Edward Avenue	Madison Heights, MI	–	378,838	2,330,550	4,054	378,838	2,334,604	2,713,442	374,670	1976	40 yrs.
32751 Edward Avenue	Madison Heights, MI	–	151,410	859,462	54,559	151,410	914,021	1,065,431	160,608	1969	40 yrs.
32853 Edward Avenue	Madison Heights, MI	–	138,121	784,426	86,427	138,121	870,853	1,008,974	167,591	1973	40 yrs.
555 East Mandoline Avenue	Madison Heights, MI	–	140,862	799,993	81,072	140,862	881,065	1,021,927	161,302	1979	40 yrs.
599 East Mandoline Avenue	Madison Heights, MI	–	132,164	646,768	98,690	132,164	745,457	877,622	142,108	1979	40 yrs.
749 East Mandoline Avenue	Madison Heights, MI	–	144,658	708,054	10,611	144,658	718,665	863,323	121,533	1974	40 yrs.
750 East Mandoline Avenue	Madison Heights, MI	–	151,458	741,185	44,878	151,458	786,062	937,521	148,202	1969	40 yrs.
800 East Whitcomb Avenue	Madison Heights, MI	–	151,704	1,294,687	98,221	151,704	1,392,908	1,544,613	280,555	1987	40 yrs.
800 Tech Row	Madison Heights, MI	–	444,977	2,984,811	71,648	444,977	3,056,459	3,501,436	484,914	1986	40 yrs.
900 East Mandoline Avenue	Madison Heights, MI	–	157,729	771,872	62,619	157,729	834,491	992,220	181,106	1972	40 yrs.
900 Tech Row	Madison Heights, MI	–	155,606	883,725	136,165	155,606	1,019,890	1,175,496	168,049	1986	40 yrs.
949 East Mandoline Avenue	Madison Heights, MI	–	137,049	778,338	5,751	137,049	784,089	921,138	129,910	1974	40 yrs.
950 East Whitcomb Avenue	Madison Heights, MI	–	113,630	2,162,302	301,082	113,630	2,463,384	2,577,014	409,467	1988	40 yrs.
1901 Summit Tower Boulevard	Maitland, FL	–	6,078,791	12,348,567	347,974	6,083,206	12,692,127	18,775,333	2,085,528	1998	40 yrs.
1 Country View Road	Malvern, PA	–	400,000	3,600,000	475,810	406,421	4,069,390	4,475,810	1,050,881	1982	40 yrs.
1 Great Valley Parkway	Malvern, PA	4,661,040	419,460	3,792,570	333,900	419,460	4,126,469	4,545,930	855,192	1982	40 yrs.
10 Great Valley Parkway	Malvern, PA	–	823,540	1,341,376	44,588	832,244	1,377,260	2,209,504	42,723	2003	40 yrs.
100 Chesterfield Parkway	Malvern, PA	–	1,320,625	–	6,905,474	1,349,954	6,876,145	8,226,099	1,734,488	1998	40 yrs.
1001 Cedar Hollow Road	Malvern, PA	–	1,436,814	–	16,047,698	1,646,984	15,837,528	17,484,512	3,791,735	1998	40 yrs.
11 Great Valley Parkway	Malvern, PA	–	496,297	–	3,226,924	708,331	3,014,890	3,723,221	463,231	2001	40 yrs.
11,15 Great Valley Parkway	Malvern, PA	*	1,837,050	–	15,005,064	1,837,878	15,004,237	16,842,114	9,414,899	1986	40 yrs.
18 Great Valley Parkway	Malvern, PA	–	394,036	3,976,221	100,474	398,228	4,072,504	4,470,731	609,701	1980	40 yrs.
200 Chesterfield Parkway	Malvern, PA	–	495,893	2,739,093	361,065	544,649	3,051,402	3,596,051	1,757,754	1989	40 yrs.
27-43 Great Valley Parkway	Malvern, PA	*	448,775	–	2,201,413	449,447	2,200,741	2,650,188	1,401,910	1977	40 yrs.
3 Country View Road	Malvern, PA	–	814,278	–	4,946,433	1,128,881	4,631,830	5,760,711	752,802	1998	40 yrs.
375 Technology Drive	Malvern, PA	–	191,114	–	1,958,524	234,922	1,914,715	2,149,638	536,083	1998	40 yrs.
40 Liberty Boulevard	Malvern, PA	–	4,241,137	17,737,090	2,182,842	4,241,167	19,919,901	24,161,068	3,997,558	1989	40 yrs.
425 Technology Drive	Malvern, PA	–	191,114	–	1,843,025	321,473	1,712,666	2,034,139	563,372	1998	40 yrs.
45 Liberty Boulevard	Malvern, PA	–	4,380,221	–	15,313,598	4,749,748	14,944,071	19,693,819	3,260,260	1999	40 yrs.
45-67 Great Valley Parkway	Malvern, PA	*	795,143	–	3,160,608	795,831	3,159,920	3,955,751	1,904,341	1974	40 yrs.
5 Great Valley Parkway	Malvern, PA	–	684,200	6,181,661	976,085	684,200	7,157,746	7,841,945	1,366,951	1983	40 yrs.
50 Morehall Road	Malvern, PA	–	849,576	–	13,043,717	1,337,076	12,556,217	13,893,293	3,419,091	1997	40 yrs.
600 Chesterfield Parkway	Malvern, PA	–	2,013,750	–	8,135,324	2,050,555	8,098,519	10,149,074	1,745,082	1999	40 yrs.
700 Chesterfield Parkway	Malvern, PA	–	2,013,750	–	8,096,150	2,037,813	8,072,087	10,109,900	1,730,944	1999	40 yrs.
10 Valley Stream Parkway	Malvern, PA	*	509,075	–	3,047,900	509,899	3,047,076	3,556,975	1,523,724	1984	40 yrs.
10, 20 Liberty Boulevard	Malvern, PA	–	724,058	–	5,656,312	724,846	5,655,525	6,380,370	2,061,638	1985	40 yrs.
12,14,16 Great Valley Parkway	Malvern, PA	–	130,689	–	1,500,199	128,767	1,502,121	1,630,888	741,879	1982	40 yrs.
14 Lee Boulevard	Malvern, PA	*	664,282	–	5,728,005	643,892	5,748,395	6,392,287	2,214,308	1988	40 yrs.
155 Great Valley Parkway	Malvern, PA	–	625,147	–	2,627,280	626,068	2,626,359	3,252,427	1,328,526	1981	40 yrs.
20 Valley Stream Parkway	Malvern, PA	*	465,539	–	5,537,819	466,413	5,536,945	6,003,358	2,434,289	1987	40 yrs.
205 Great Valley Parkway	Malvern, PA	*	1,368,259	–	10,469,948	1,369,003	10,469,204	11,838,207	5,872,631	1981	40 yrs.
256 Great Valley Parkway	Malvern, PA	–	161,098	–	1,785,717	161,949	1,784,866	1,946,815	1,056,722	1980	40 yrs.
257-275 Great Valley Parkway	Malvern, PA	*	504,611	–	4,802,370	505,458	4,801,523	5,306,981	2,568,209	1983	40 yrs.
277-293 Great Valley Parkway	Malvern, PA	–	530,729	–	2,215,212	531,534	2,214,406	2,745,941	1,142,682	1984	40 yrs.
30 Great Valley Parkway	Malvern, PA	–	128,126	–	385,634	128,783	384,977	513,760	281,410	1975	40 yrs.
300 Technology Drive	Malvern, PA	–	368,626	–	1,344,816	374,497	1,338,945	1,713,442	619,875	1985	40 yrs.
300-400 Chesterfield Parkway	Malvern, PA	*	937,212	–	5,204,223	937,942	5,203,493	6,141,435	2,174,175	1988	40 yrs.

LIBERTY PROPERTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2004

					Costs
			Initial Cost		Capitalized	Gross Amount Carried at End of Period				Date of
					Subsequent				Accumulated	Construction	Depreciable
					to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/04	12/31/04	Acquisition	(years)
OPERATING PROPERTIES
311 Technology Drive	Malvern, PA	–	397,131	–	2,488,292	397,948	2,487,475	2,885,423	1,209,194	1984	40 yrs.
325 Technology Drive	Malvern, PA	*	376,444	–	1,994,710	385,693	1,985,461	2,371,154	1,028,956	1984	40 yrs.
333 Phoenixville Pike	Malvern, PA	–	523,530	–	2,917,373	524,230	2,916,673	3,440,903	1,423,764	1985	40 yrs.
333 Technology Drive	Malvern, PA	*	157,249	–	3,321,853	158,077	3,321,025	3,479,102	1,532,354	1987	40 yrs.
40 Valley Stream Parkway	Malvern, PA	*	322,918	–	2,321,655	325,775	2,318,798	2,644,573	1,005,848	1987	40 yrs.
420 Lapp Road	Malvern, PA	*	1,054,418	–	6,994,972	1,055,243	6,994,147	8,049,390	2,555,880	1989	40 yrs.
5 Country View Road	Malvern, PA	*	785,168	4,678,632	808,966	786,235	5,486,531	6,272,766	1,449,943	1985	40 yrs.
50 Valley Stream Parkway	Malvern, PA	–	323,971	–	2,256,470	323,792	2,256,649	2,580,441	995,386	1987	40 yrs.
500 Chesterfield Parkway	Malvern, PA	*	472,364	–	3,209,021	473,139	3,208,246	3,681,385	1,515,636	1988	40 yrs.
508 Lapp Road	Malvern, PA	*	331,392	–	2,033,164	332,216	2,032,340	2,364,556	988,765	1984	40 yrs.
510 Lapp Road	Malvern, PA	*	356,950	–	926,587	357,751	925,786	1,283,537	509,906	1983	40 yrs.
55 Valley Stream Parkway	Malvern, PA	–	215,005	–	3,576,854	215,818	3,576,041	3,791,859	1,697,781	1983	40 yrs.
60 Morehall Road	Malvern, PA	–	865,424	9,285,000	4,971,671	884,974	14,237,121	15,122,095	5,102,831	1989	40 yrs.
65 Valley Stream Parkway	Malvern, PA	*	381,544	–	6,853,710	382,361	6,852,894	7,235,254	2,986,826	1983	40 yrs.
7 Great Valley Parkway	Malvern, PA	*	176,435	–	4,875,120	177,317	4,874,239	5,051,555	2,401,213	1985	40 yrs.
75 Great Valley Parkway	Malvern, PA	436,318	143,074	–	767,354	143,811	766,617	910,428	427,407	1977	40 yrs.
77-123 Great Valley Parkway	Malvern, PA	*	887,664	–	5,360,588	888,359	5,359,893	6,248,252	2,975,191	1978	40 yrs.
7550 Meridian Circle	Maple Grove, MN	–	513,250	2,901,906	65,732	513,250	2,967,638	3,480,888	500,030	1989	40 yrs.
10 Stow Road	Marlton, NJ	–	147,000	1,451,536	526,803	147,318	1,978,021	2,125,339	772,028	1988	40 yrs.
12 Stow Road	Marlton, NJ	–	103,300	1,021,036	320,177	103,618	1,340,895	1,444,513	500,981	1988	40 yrs.
14 Stow Road	Marlton, NJ	–	93,100	920,336	410,656	93,418	1,330,675	1,424,092	472,732	1988	40 yrs.
301 Lippincott Drive	Marlton, NJ	–	1,069,837	4,780,163	1,264,020	1,069,838	6,044,183	7,114,020	1,602,263	1988	40 yrs.
303 Lippincott Drive	Marlton, NJ	–	1,069,837	4,780,163	1,757,697	1,069,838	6,537,859	7,607,697	1,741,426	1988	40 yrs.
400 Lippincott Drive	Marlton, NJ	–	69,402		3,651,045	317,799	3,402,648	3,720,447	609,358	1999	40 yrs.
402 Lippincott Drive	Marlton, NJ	–	131,896	–	1,721,965	131,896	1,721,965	1,853,861	477,840	1997	40 yrs.
404 Lippincott Drive	Marlton, NJ	–	131,896	–	1,650,431	131,896	1,650,431	1,782,327	518,954	1997	40 yrs.
406 Lippincott Drive	Marlton, NJ	–	321,455	1,539,871	836,961	327,554	2,370,733	2,698,287	835,478	1990	40 yrs.
701A Route 73 South	Marlton, NJ	–	264,387	3,772,000	2,888,090	271,743	6,652,734	6,924,477	2,741,701	1987	40 yrs.
701C Route 73 South	Marlton, NJ	–	84,949	1,328,000	383,325	96,161	1,700,113	1,796,274	573,032	1987	40 yrs.
8 Stow Road	Marlton, NJ	–	172,600	1,704,436	139,565	172,945	1,843,657	2,016,602	553,447	1988	40 yrs.
9 Stow Road	Marlton, NJ	–	652,642	1,765,065	709,699	654,779	2,472,628	3,127,407	536,861	1989	40 yrs.
901 Route 73	Marlton, NJ	–	334,411	2,733,314	828,249	334,411	3,561,563	3,895,974	760,099	1985	40 yrs.
10855 West Park Place	Milwaukee, WI	–	122,894		2,736,697	424,710	2,434,880	2,859,590	215,537	2002	40 yrs.
11100 West Liberty Drive	Milwaukee, WI	–	1,800,000		7,180,428	1,800,000	7,180,428	8,980,428	241,127	2003	40 yrs.
11301 W. Lake Park Drive	Milwaukee, WI	–	614,477	2,626,456	101,328	619,465	2,722,797	3,342,261	406,591	1987	40 yrs.
11400 W. Lake Park Drive	Milwaukee, WI	–	439,595	2,357,904	194,180	443,101	2,548,578	2,991,678	380,781	1986	40 yrs.
11414 West Park Place	Milwaukee, WI	–	234,443		10,026,986	491,531	9,769,898	10,261,429	1,405,461	2001	40 yrs.
11425 W. Lake Park Drive	Milwaukee, WI	–	382,256	2,350,619	1,038,073	385,305	3,385,643	3,770,948	665,722	1987	40 yrs.
11520 West Calumet Road	Milwaukee, WI	–	341,698	1,527,548	48,494	341,698	1,576,042	1,917,740	193,246	1995	40 yrs.
11900 W. Lake Park Drive	Milwaukee, WI	–	347,853	2,396,887	504,487	350,628	2,898,600	3,249,227	715,372	1987	40 yrs.
11950 W. Lake Park Drive	Milwaukee, WI	–	391,813	2,340,118	378,658	394,938	2,715,652	3,110,589	482,603	1986	40 yrs.
12100 West Park Place	Milwaukee, WI	–	534,470	3,239,389	439,540	532,370	3,681,029	4,213,399	493,013	1984	40 yrs.
7800 N. 113th Street	Milwaukee, WI	–	1,711,964	6,847,857	392,036	1,711,964	7,239,893	8,951,858	1,250,834	1991	40 yrs.
8301 West Parkland Court	Milwaukee, WI	–	358,442	3,233,707	532,454	358,442	3,766,161	4,124,602	700,294	1982	40 yrs.
4600 Nathan Lane	Minneapolis, MN	–	1,063,558		6,082,413	1,038,197	6,107,774	7,145,971	681,563	2002	40 yrs.
4700 Nathan Lane North	Minneapolis, MN	–	1,501,308	8,446,083	225,056	1,501,308	8,671,139	10,172,447	1,234,421	1996	40 yrs.
12501 & 12701 Whitewater Drive	Minnegonka, MN	–	2,175,209	3,948,085	4,900,311	2,177,953	8,845,652	11,023,605	222,744	1986	40 yrs.
10300 Bren Road	Minnetonka, MN	–	344,614	3,110,477	339,878	344,614	3,450,355	3,794,968	650,051	1981	40 yrs.
5400-5500 Feltl Road	Minnetonka, MN	–	883,895	7,983,345	1,653,229	883,895	9,636,574	10,520,469	1,774,246	1985	40 yrs.
5600 & 5610 Rowland Road	Minnetonka, MN	–	828,650	7,399,409	1,431,351	829,263	8,830,146	9,659,410	2,090,892	1988	40 yrs.
3350 SW 148th Avenue	Miramar, FL	–	2,960,511	–	17,509,340	2,980,689	17,489,161	20,469,850	2,984,345	2000	40 yrs.
3400 Lakeside Drive	Miramar, FL	–	2,022,153	11,345,881	1,053,572	2,022,153	12,399,453	14,421,606	2,359,446	1990	40 yrs.
3450 Lakeside Drive	Miramar, FL	–	2,022,152	11,357,143	1,093,042	2,022,152	12,450,185	14,472,337	2,525,267	1990	40 yrs.
300 Fellowship Road	Mt Laurel, NJ	–	–	–	7,070,352	1,094,059	5,976,293	7,070,352	7,281	2004	40 yrs.
3001 Leadenhall Road	Mt Laurel, NJ	–	1,925,719	191,390	11,698,384	1,936,289	11,879,203	13,815,493	23,480	2003	40 yrs.
4001 Leadenhall Road	Mt. Laurel, NJ	–	3,207,885	391,167	18,844,592	2,784,694	19,658,950	22,443,644	1,343,350	2002	40 yrs.
1000 Briggs Road	Mt. Laurel, NJ	–	288,577	2,546,537	946,896	288,577	3,493,433	3,782,010	870,865	1986	40 yrs.
1001 Briggs Road	Mt. Laurel, NJ	–	701,705	3,505,652	1,579,092	701,705	5,084,744	5,786,450	1,206,272	1986	40 yrs.
1015 Briggs Road	Mt. Laurel, NJ	–	356,987	–	3,316,456	470,659	3,202,784	3,673,443	529,232	2000	40 yrs.
1020 Briggs Road	Mt. Laurel, NJ	–	494,334	–	2,986,335	569,184	2,911,486	3,480,669	604,685	1999	40 yrs.
1025 Briggs Road	Mt. Laurel, NJ	1,189,115	430,990	3,714,828	864,265	430,990	4,579,093	5,010,083	1,085,555	1987	40 yrs.
11000, 15000 Commerce Parkway	Mt. Laurel, NJ	–	310,585	4,394,900	126,945	311,950	4,520,480	4,832,430	1,463,923	1985	40 yrs.

LIBERTY PROPERTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2004

					Costs
			Initial Cost		Capitalized	Gross Amount Carried at End of Period				Date of
					Subsequent				Accumulated	Construction	Depreciable
					to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/04	12/31/04	Acquisition	(years)
OPERATING PROPERTIES
12000, 14000 Commerce Parkway	Mt. Laurel, NJ	–	361,800	3,285,817	647,915	362,855	3,932,677	4,295,532	1,108,005	1985	40 yrs.
1300 Route 73 North	Mt. Laurel, NJ	–	449,400	3,074,850	1,392,721	450,558	4,466,413	4,916,971	1,124,138	1988	40 yrs.
16000, 18000 Commerce Parkway	Mt. Laurel, NJ	–	289,700	2,512,683	555,494	290,545	3,067,332	3,357,877	940,635	1985	40 yrs.
17000 Commerce Parkway	Mt. Laurel, NJ	–	144,515		2,800,417	144,515	2,800,417	2,944,931	439,700	2001	40 yrs.
2000 Crawford Place	Mt. Laurel, NJ	–	310,831	2,797,744	2,020,264	310,831	4,818,009	5,128,839	1,629,690	1986	40 yrs.
3000 Atrium Way	Mt. Laurel, NJ	–	500,000	4,500,000	3,959,337	512,018	8,447,320	8,959,337	3,464,538	1987	40 yrs.
3000 Lincoln Drive	Mt. Laurel, NJ	–	284,052	2,458,155	1,513,760	284,052	3,971,915	4,255,967	1,122,675	1983	40 yrs.
5000 Dearborn Court	Mt. Laurel, NJ	–	1,057,763	4,191,827	330,494	1,057,763	4,522,321	5,580,084	820,906	1988	40 yrs.
6000 Commerce Parkway	Mt. Laurel, NJ	–	234,151	2,022,683	285,796	234,151	2,308,479	2,542,630	551,062	1985	40 yrs.
7000 Commerce Parkway	Mt. Laurel, NJ	–	260,014	2,236,684	325,818	260,014	2,562,503	2,822,516	582,530	1984	40 yrs.
8000 Commerce Parkway	Mt. Laurel, NJ	–	234,814	1,995,098	223,617	234,814	2,218,715	2,453,529	431,810	1983	40 yrs.
9000 Commerce Parkway	Mt. Laurel, NJ	–	286,587	2,474,820	571,862	286,587	3,046,682	3,333,269	764,176	1983	40 yrs.
9401-9443 Science Center Drive	New Hope, MN	–	431,295	3,888,684	308,995	510,064	4,118,910	4,628,974	868,841	1989	40 yrs.
11832 Rock Landing Drive	Newport News, VA	–	299,066	1,419,266	5,896,398	748,582	6,866,148	7,614,730	1,101,330	1988	40 yrs.
11838 Rock Landing Drive	Newport News, VA	–	673,942	2,111,481	640,863	673,942	2,752,344	3,426,286	572,319	1986	40 yrs.
11844 Rock Landing Drive	Newport News, VA	–	326,774	1,391,561	301,566	326,774	1,693,127	2,019,901	294,181	1989	40 yrs.
11846 Rock Landing Drive	Newport News, VA	–	299,066	1,419,266	339,809	299,066	1,759,076	2,058,142	424,990	1989	40 yrs.
6 Terry Drive	Newtown, PA	–	622,029	2,228,851	863,621	622,205	3,092,296	3,714,501	490,785	1981	40 yrs.
22515 Heslip Drive	Novi, MI	–	144,477	338,277	77,019	144,477	415,296	559,773	103,047	1975	40 yrs.
550-590 Hale Avenue	Oakdale, MN	–	765,535	3,488,754	328,317	766,390	3,816,215	4,582,605	534,119	1996	40 yrs.
1879 Lamont Avenue	Odenton, MD	–	1,976,000	8,099,579	607,923	2,011,030	8,672,472	10,683,502	56,484	2004	40 yrs.
350 Winmeyer Avenue	Odenton, MD	–	1,778,400	7,289,165	414,254	1,809,927	7,671,892	9,481,819	–	2004	40 yrs.
10003 Satellite Boulevard	Orlando, FL	–	680,312	2,120,754	837,820	680,312	2,958,574	3,638,885	94,482	2003	40 yrs.
10511 & 10611 Satellite Boulevard	Orlando, FL	–	517,554	2,568,186	376,091	522,991	2,938,840	3,461,831	674,357	1985	40 yrs.
10771 Palm Bay Drive	Orlando, FL	–	664,605		2,362,814	685,383	2,342,035	3,027,419	282,525	2001	40 yrs.
1090 Gills Drive	Orlando, FL	–	878,320	2,558,833	1,249,361	878,320	3,808,195	4,686,514	95,536	2003	40 yrs.
1400-1440 Central Florida Parkway	Orlando, FL	–	518,043	2,561,938	291,177	518,043	2,853,115	3,371,158	525,252	1962	40 yrs.
1902 Cypress Lake Drive	Orlando, FL	–	523,512	3,191,790	880,341	538,512	4,057,131	4,595,643	840,560	1989	40 yrs.
2202 Taft-Vineland Road	Orlando, FL	–	–	–	6,786,729	1,283,713	5,503,016	6,786,729	–	2004	40 yrs.
2216 Directors Row	Orlando, FL	–	453,918	2,572,202	25,865	453,918	2,598,067	3,051,985	426,071	1998	40 yrs.
2351 Investors Row	Orlando, FL	–	2,261,924	7,496,249	–	2,261,924	7,496,249	9,758,173	–	2004	40 yrs.
2400 South Lake Orange Drive	Orlando, FL	–	385,964	–	2,404,272	642,427	2,147,809	2,790,236	237,736	2001	40 yrs.
2416 Lake Orange Drive	Orlando, FL	–	535,964		3,155,095	704,800	2,986,258	3,691,059	466,219	2002	40 yrs.
3701-3727 Vineland Road	Orlando, FL	–	767,929	2,096,504	117,817	767,929	2,214,322	2,982,250	406,444	1985	40 yrs.
6501 Lee Vista Boulevard	Orlando, FL	–	903,701		5,541,791	925,671	5,519,821	6,445,492	471,241	2001	40 yrs.
7315 Kingspointe Parkway	Orlando, FL	–	1,931,697	6,388,203	–	1,931,697	6,388,203	8,319,900	–	2004	40 yrs.
8250 & 8256 Exchange Place	Orlando, FL	–	622,413	2,507,842	430,950	622,413	2,938,792	3,561,205	638,442	1985	40 yrs.
9550 Satellite Boulevard	Orlando, FL	–	574,831	–	2,149,304	587,319	2,136,816	2,724,135	467,904	1999	40 yrs.
9600 Satellite Boulevard	Orlando, FL	–	252,850	1,297,923	59,310	252,850	1,357,233	1,610,084	264,526	1989	40 yrs.
9700 Satellite Boulevard	Orlando, FL	–	405,362	1,146,546	350,093	405,362	1,496,639	1,902,001	280,287	1989	40 yrs.
7500 West 110th Street	Overland Park, KS	–	2,380,493	9,575,474	2,562,031	2,380,493	12,137,505	14,517,998	2,029,245	1983	40 yrs.
N26 W23445 Paul Road	Pewaukee, WI	–	561,904	1,928,064	61,756	561,904	1,989,820	2,551,724	240,190	1985	40 yrs.
2760 Red Lion Road	Philadelphia, PA	–	–		46,224,388	3,714,814	42,509,574	46,224,388	3,690,613	2001	40 yrs.
3 Franklin Plaza	Philadelphia, PA	–	2,483,144	–	32,150,134	2,514,519	32,118,759	34,633,278	4,449,311	1999	40 yrs.
4751 League Island Boulevard	Philadelphia, PA	–	992,965	331,924	6,729,771	1,022,081	7,032,579	8,054,660	154,832	2003	40 yrs.
8801 Tinicum Boulevard	Philadelphia, PA	–	2,474,031	–	43,594,952	125,087	45,943,896	46,068,983	9,352,916	1997	40 yrs.
9801 80th Avenue	Pleasant Prairie, WI	–	1,692,077	7,934,794	62,495	1,689,726	7,999,640	9,689,366	1,317,389	1994	40 yrs.
2250 Hickory Road	Plymouth Meeting, PA	–	1,015,851	9,175,555	1,134,491	1,015,851	10,310,046	11,325,897	2,035,421	1985	40 yrs.
14630-14650 28th Avenue North	Plymouth, MN	–	198,205	1,793,422	577,730	198,205	2,371,152	2,569,357	462,187	1978	40 yrs.
2800 Campus Drive	Plymouth, MN	–	395,366	3,554,512	825,564	395,366	4,380,076	4,775,442	901,421	1985	40 yrs.
2800 Northwest Boulevard	Plymouth, MN	3,963,999	1,934,438	10,952,503	476,613	1,934,438	11,429,116	13,363,554	2,003,925	1995	40 yrs.
2905 Northwest Boulevard	Plymouth, MN	–	516,920	4,646,342	1,328,847	516,920	5,975,189	6,492,109	1,308,169	1983	40 yrs.
2920 Northwest Boulevard	Plymouth, MN	–	392,026	3,433,678	654,950	384,235	4,096,419	4,480,654	951,956	1997	40 yrs.
2955 Xenium Lane	Plymouth, MN	–	151,238	1,370,140	381,581	151,238	1,751,722	1,902,960	496,489	1985	40 yrs.
9600 54th Avenue	Plymouth, MN	–	332,317	3,077,820	336,268	332,317	3,414,088	3,746,405	531,033	1998	40 yrs.
1400 SW 6th Court	Pompano Beach, FL	–	1,157,049	4,620,956	140,957	1,157,049	4,761,912	5,918,962	901,605	1986	40 yrs.
1405 SW 6th Court	Pompano Beach, FL	–	392,138	1,565,787	63,579	392,138	1,629,366	2,021,504	300,396	1985	40 yrs.
1500 SW 5th Court	Pompano Beach, FL	–	972,232	3,892,085	154,083	972,232	4,046,168	5,018,400	728,539	1957	40 yrs.
1501 SW 5th Court	Pompano Beach, FL	–	203,247	811,093	34,338	203,247	845,431	1,048,679	160,528	1990	40 yrs.
1601 SW 5th Court	Pompano Beach, FL	–	203,247	811,093	400,403	203,247	1,211,496	1,414,743	176,296	1990	40 yrs.
1651 SW 5th Court	Pompano Beach, FL	–	203,247	811,093	127,445	203,247	938,538	1,141,785	178,556	1990	40 yrs.
595 SW 13th Terrace	Pompano Beach, FL	–	359,933	1,437,116	80,692	359,933	1,517,808	1,877,741	263,575	1984	40 yrs.

LIBERTY PROPERTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2004

					Costs
			Initial Cost		Capitalized	Gross Amount Carried at End of Period				Date of
					Subsequent				Accumulated	Construction	Depreciable
					to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/04	12/31/04	Acquisition	(years)
OPERATING PROPERTIES
601 SW 13th Terrace	Pompano Beach, FL	–	164,413	655,933	24,624	164,413	680,558	844,970	117,197	1984	40 yrs.
605 SW 16th Terrace	Pompano Beach, FL	–	310,778	1,238,324	29,671	310,178	1,268,595	1,578,773	216,976	1965	40 yrs.
100 Westgate Parkway	Richmond, VA	–	1,140,648	101,824	8,397,149	1,456,084	8,183,537	9,639,621	779,023	2001	40 yrs.
10800 Nuckols Boulevard	Richmond, VA	–	1,432,462	–	14,420,839	1,794,162	14,059,139	15,853,301	1,726,284	2000	40 yrs.
12730 Kingston Avenue	Richmond, VA	–	171,053	–	8,200,764	1,201,072	7,170,745	8,371,817	610,986	2001	40 yrs.
13001 Kingston Avenue	Richmond, VA	–	376,584	–	2,032,172	376,701	2,032,055	2,408,756	416,723	1998	40 yrs.
200 Westgate Parkway	Richmond, VA	–	1,623,612		5,783,330	1,072,797	6,334,146	7,406,943	433,621	2002	40 yrs.
2300 East Parham Road	Richmond, VA	–	221,947	1,011,088	2,443	221,947	1,013,531	1,235,478	257,478	1988	40 yrs.
301 Hill Carter Parkway	Richmond, VA	–	659,456	4,836,010	–	659,456	4,836,010	5,495,466	1,188,981	1989	40 yrs.
3829-3855 Gaskins Road	Richmond, VA	–	364,165	3,264,114	38,609	364,165	3,302,724	3,666,889	559,353	1988	40 yrs.
4001 Carolina Avenue	Richmond, VA	–	29,443	215,914	272,403	29,443	488,317	517,760	79,129	1935	40 yrs.
4101-4127 Carolina Avenue	Richmond, VA	*	310,854	2,279,597	419,834	310,854	2,699,431	3,010,285	579,809	1973	40 yrs.
4201-4261 Carolina Avenue	Richmond, VA	*	693,203	5,083,493	844,225	693,203	5,927,718	6,620,921	1,545,581	1975	40 yrs.
4263-4299 Carolina Avenue	Richmond, VA	–	256,203	2,549,649	1,437,709	256,203	3,987,358	4,243,561	885,734	1976	40 yrs.
4263F-N. Carolina Avenue	Richmond, VA	–	91,476	–	1,637,230	91,599	1,637,107	1,728,706	361,254	1975	40 yrs.
4300 Carolina Avenue	Richmond, VA	–	2,007,717	14,927,608	437,417	2,009,136	15,363,606	17,372,742	3,724,425	1985	40 yrs.
4301-4335 Carolina Avenue	Richmond, VA	–	223,696	1,640,435	183,934	223,696	1,824,369	2,048,065	427,253	1978	40 yrs.
4337-4379 Carolina Avenue	Richmond, VA	*	325,303	2,385,557	843,497	325,303	3,229,054	3,554,357	1,051,720	1979	40 yrs.
4401-4445 Carolina Avenue	Richmond, VA	*	615,038	4,510,272	397,983	615,038	4,908,255	5,523,293	1,168,011	1988	40 yrs.
4447-4491 Carolina Avenue	Richmond, VA	–	454,056	2,729,742	293,897	454,056	3,023,639	3,477,695	763,036	1987	40 yrs.
4501-4549 Carolina Avenue	Richmond, VA	*	486,166	3,565,211	255,638	486,166	3,820,849	4,307,015	932,619	1981	40 yrs.
4551-4593 Carolina Avenue	Richmond, VA	*	474,360	3,478,646	184,835	474,360	3,663,481	4,137,841	892,075	1982	40 yrs.
4601-4643 Carolina Avenue	Richmond, VA	*	652,455	4,784,675	488,112	652,455	5,272,787	5,925,242	1,464,700	1985	40 yrs.
4645-4683 Carolina Avenue	Richmond, VA	*	404,616	2,967,187	1,073,324	404,616	4,040,511	4,445,127	1,584,800	1985	40 yrs.
4717-4729 Eubank Road	Richmond, VA	*	449,447	3,294,697	444,420	452,263	3,736,301	4,188,564	856,410	1978	40 yrs.
510 Eastpark Court	Richmond, VA	–	261,961	2,110,874	294,549	262,210	2,405,174	2,667,384	604,975	1989	40 yrs.
520 Eastpark Court	Richmond, VA	–	486,118	4,083,582	223,136	486,598	4,306,238	4,792,836	917,952	1989	40 yrs.
530 Eastpark Court	Richmond, VA	–	266,883	–	2,823,814	334,772	2,755,925	3,090,697	774,530	1999	40 yrs.
5600-5626 Eastport Boulevard	Richmond, VA	*	489,941	3,592,900	169,694	489,941	3,762,594	4,252,535	968,862	1989	40 yrs.
5601-5659 Eastport Boulevard	Richmond, VA	*	705,660	–	4,687,838	720,100	4,673,398	5,393,498	1,386,533	1996	40 yrs.
5650-5674 Eastport Boulevard	Richmond, VA	*	644,384	4,025,480	210,079	644,384	4,235,559	4,879,943	1,168,395	1990	40 yrs.
5700 Eastport Boulevard	Richmond, VA	*	408,729	2,697,348	60,545	408,729	2,757,893	3,166,622	681,183	1990	40 yrs.
5701-5799 Eastport Boulevard	Richmond, VA	–	694,644	–	5,610,819	700,503	5,604,961	6,305,463	1,324,210	1998	40 yrs.
5900 Eastport Boulevard	Richmond, VA	–	676,661	–	4,801,772	687,898	4,790,535	5,478,433	983,467	1997	40 yrs.
701 Liberty Way	Richmond, VA	*	171,711	–	5,003,733	1,188,857	3,986,587	5,175,444	638,667	1999	40 yrs.
801 Liberty Way	Richmond, VA	*	780,000	–	6,409,212	785,059	6,404,153	7,189,212	1,072,551	1999	40 yrs.
12 S. Third Street	Richmond, VA	–	40,539	184,682	14,061	40,539	198,743	239,282	47,251	1900	40 yrs.
1751 Blue Hills Drive Expansion	Roanoke, VA	–	–	–	4,873,660	–	4,873,660	4,873,660	150,211	2003	40 yrs.
1751 Bluehills Drive	Roanoke, VA	–	1,063,728	8,500,677	–	1,063,728	8,500,677	9,564,405	2,073,971	1991	40 yrs.
6509 Franz Warner Parkway	Rock Creek, NC	–	360,494		2,822,351	372,494	2,810,351	3,182,845	309,674	2001	40 yrs.
6530 Judge Adams Road	Rock Creek, NC	–	305,821	–	4,458,196	335,061	4,428,955	4,764,016	683,331	1999	40 yrs.
6532 Judge Adams Road	Rock Creek, NC	–	354,903	–	3,718,126	399,988	3,673,042	4,073,029	721,507	1997	40 yrs.
38000 Ecourse Road	Romulus, MI	–	807,660		12,732,027	1,053,337	12,486,350	13,539,687	1,665,279	2001	40 yrs.
38100 Ecorse Road	Romulus, MI	–	955,063	–	7,899,055	853,063	8,001,055	8,854,118	875,737	2000	40 yrs.
26911-26957 Northwestern Highway	Southfield, MI	–	7,799,515	66,268,817	8,201,840	7,799,515	74,470,657	82,270,172	14,333,308	1985	40 yrs.
13630 NW 8th Street	Sunrise, FL	–	659,797	2,596,275	524,972	659,825	3,121,218	3,781,043	560,561	1991	40 yrs.
13650 NW 8th Street	Sunrise, FL	–	558,223	2,171,930	307,428	558,251	2,479,330	3,037,581	468,837	1991	40 yrs.
111 Kelsey Lane	Tampa, FL	–	359,540	1,461,850	633,609	359,540	2,095,459	2,454,999	537,049	1990	40 yrs.
131 Kelsey Lane	Tampa, FL	–	511,463	–	4,455,291	559,527	4,407,227	4,966,754	1,292,292	1985	40 yrs.
3102,3104,3110 Cherry Palm Drive	Tampa, FL	–	503,767	2,787,585	979,214	953,707	3,316,860	4,270,566	893,108	1986	40 yrs.
3501 Riga Boulevard	Tampa, FL	–	617,289	3,048,379	388,738	617,289	3,437,117	4,054,406	776,505	1987	40 yrs.
4502 Woodland Corporate Boulevard	Tampa, FL	–	–	–	4,005,900	1,071,535	2,934,365	4,005,900	381,692	1999	40 yrs.
4503 Woodland Corporate Boulevard	Tampa, FL	–	–		3,454,328	619,913	2,834,415	3,454,328	220,789	2002	40 yrs.
4505 Woodland Corporate Boulevard	Tampa, FL	–	–		2,891,079	716,594	2,174,485	2,891,079	272,352	2002	40 yrs.
4508 Woodland Corporate Boulevard	Tampa, FL	–	498,598	–	3,057,752	556,887	2,999,463	3,556,350	388,802	2000	40 yrs.
4511 Woodland Corporate Boulevard	Tampa, FL	–	–		2,840,907	686,594	2,154,313	2,840,907	230,884	2002	40 yrs.
4520 Seedling Circle	Tampa, FL	–	854,797	42,131	2,750,436	854,797	2,792,567	3,647,364	47,748	2003	40 yrs.
4630 Woodland Corporate Boulevard	Tampa, FL	–	943,169	–	12,592,708	1,560,099	11,975,778	13,535,877	1,639,253	2000	40 yrs.
5250 Eagle Trail Drive	Tampa, FL	–	952,860	–	3,501,917	952,860	3,501,917	4,454,776	541,160	1998	40 yrs.
5501-5519 Pioneer Park Boulevard	Tampa, FL	–	162,000	1,613,000	240,498	262,416	1,753,083	2,015,498	495,324	1981	40 yrs.
5690-5694 Crenshaw Street	Tampa, FL	–	181,923	1,812,496	217,470	181,923	2,029,967	2,211,890	508,790	1979	40 yrs.
701-725 South US Hwy 301	Tampa, FL	–	419,683	–	3,673,313	661,680	3,431,316	4,092,996	760,116	2000	40 yrs.

LIBERTY PROPERTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2004

					Costs
			Initial Cost		Capitalized	Gross Amount Carried at End of Period				Date of
					Subsequent				Accumulated	Construction	Depreciable
					to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/04	12/31/04	Acquisition	(years)
OPERATING PROPERTIES
7621 Bald Cypress Place (Bldg N)	Tampa, FL	–	–	–	1,482,613	447,498	1,035,115	1,482,613	58,088	2001	40 yrs.
7622 Bald Cypress Place	Tampa, FL	–	–	–	1,305,584	300,000	1,005,584	1,305,584	117,701	2000	40 yrs.
7724 Woodland Center Boulevard	Tampa, FL	–	235,893	–	2,110,936	235,894	2,110,936	2,346,829	488,364	1998	40 yrs.
7725 Woodland Center Boulevard	Tampa, FL	–	553,335	–	3,345,476	771,501	3,127,310	3,898,811	441,574	1999	40 yrs.
7802-50 Woodland Center Boulevard	Tampa, FL	–	357,364	–	2,711,761	506,949	2,562,177	3,069,125	762,628	1999	40 yrs.
7852-98 Woodland Center Boulevard	Tampa, FL	–	357,364	–	2,692,052	506,949	2,542,467	3,049,416	759,776	1999	40 yrs.
7920 Woodland Center Boulevard	Tampa, FL	*	1,382,648	2,445,444	(276,436)	1,082,648	2,469,008	3,551,656	496,533	1997	40 yrs.
7930, 8010-20 Woodland Center Boulevard	Tampa, FL	*	1,408,478	5,247,246	483,844	1,408,478	5,731,091	7,139,568	1,229,154	1990	40 yrs.
8001 Woodland Center Boulevard	Tampa, FL	–	350,406	–	2,402,272	438,061	2,314,617	2,752,678	331,984	1999	40 yrs.
8112-42 Woodland Center Boulevard	Tampa, FL	*	513,263	3,230,239	111,571	513,263	3,341,811	3,855,073	649,879	1995	40 yrs.
8154-8198 Woodland Center Boulevard	Tampa, FL	*	399,088	2,868,834	201,859	399,088	3,070,692	3,469,781	664,277	1988	40 yrs.
8212 Woodland Center Boulevard	Tampa, FL	*	820,882	2,322,720	14,210	820,882	2,336,931	3,157,813	447,089	1996	40 yrs.
8401-8408 Benjamin Road	Tampa, FL	–	789,651	4,454,648	1,880,322	789,651	6,334,969	7,124,621	1,639,869	1986	40 yrs.
8921 Brittany Way	Tampa, FL	–	224,369	1,063,882	858,376	254,493	1,892,134	2,146,627	324,762	1998	40 yrs.
9001-9015 Brittany Way	Tampa, FL	–	209,841	–	1,555,906	364,514	1,401,234	1,765,748	248,374	2000	40 yrs.
901-933 US Highway 301 South	Tampa, FL	–	500,391		4,023,528	840,314	3,683,605	4,523,919	613,336	2001	40 yrs.
100 West Big Beaver Road	Troy, MI	–	2,113,006	19,057,355	1,302,961	2,113,006	20,360,316	22,473,321	3,726,658	1987	40 yrs.
1070 Maplelawn Road	Troy, MI	–	68,560	620,595	105,135	68,563	725,726	794,290	145,673	1982	40 yrs.
1101 Allen Drive	Troy, MI	–	98,144	887,935	326,837	98,148	1,214,768	1,312,916	206,426	1974	40 yrs.
1151 Allen Drive	Troy, MI	–	164,483	1,486,220	209,271	164,486	1,695,487	1,859,974	403,219	1974	40 yrs.
1290 Maplelawn Road	Troy, MI	–	85,321	771,621	61,489	85,325	833,106	918,431	149,906	1984	40 yrs.
1300 Rankin Street	Troy, MI	–	134,090	1,212,752	371,530	134,094	1,584,278	1,718,372	455,124	1979	40 yrs.
1301-1307 Rankin Street	Troy, MI	–	111,776	1,011,121	128,143	111,779	1,139,260	1,251,040	213,729	1978	40 yrs.
1304 E Maple Road	Troy, MI	–	211,233	1,906,786	315,969	211,236	2,222,752	2,433,988	401,759	1971	40 yrs.
1311-1331 Maplelawn Road	Troy, MI	–	125,407	1,132,810	204,037	125,410	1,336,843	1,462,254	308,758	1986	40 yrs.
1324-1346 Rankin Street	Troy, MI	–	134,090	1,212,214	117,782	134,094	1,329,992	1,464,086	231,121	1979	40 yrs.
1334 Maplelawn Road	Troy, MI	–	124,296	1,122,802	17,977	124,300	1,140,775	1,265,075	218,201	1983	40 yrs.
1350 Rankin Street	Troy, MI	–	111,776	1,011,497	112,981	111,779	1,124,475	1,236,254	232,935	1979	40 yrs.
1352-1374 Rankin Street	Troy, MI	–	153,275	1,385,098	206,979	153,279	1,592,074	1,745,352	326,833	1979	40 yrs.
1376-1400 Rankin Street	Troy, MI	–	134,292	1,213,626	221,099	134,296	1,434,721	1,569,017	282,776	1979	40 yrs.
1409 Allen Drive	Troy, MI	–	142,370	1,286,048	398,593	142,374	1,684,638	1,827,011	359,092	1978	40 yrs.
1600-1630 East Big Beaver Road	Troy, MI	–	1,454,406	2,952,884	53,694	1,458,737	3,002,247	4,460,984	387,667	1982	40 yrs.
1650 Research Drive	Troy, MI	–	763,067	7,201,677	276,080	763,067	7,477,757	8,240,823	1,383,162	1985	40 yrs.
1775 Research Drive	Troy, MI	–	331,422	2,788,073	50,550	331,422	2,838,623	3,170,045	538,103	1985	40 yrs.
1850 Research Drive	Troy, MI	–	781,054	7,364,300	1,944,873	781,054	9,309,173	10,090,226	1,679,342	1986	40 yrs.
1875 Research Drive	Troy, MI	–	329,863	2,774,006	121,445	329,863	2,895,451	3,225,314	582,263	1986	40 yrs.
1940 Norwood Drive	Troy, MI	–	86,836	785,267	87,637	86,839	872,901	959,740	167,421	1983	40 yrs.
1960 Research Drive	Troy, MI	–	419,146	3,579,166	617,177	419,146	4,196,343	4,615,489	798,641	1987	40 yrs.
1965 Research Drive	Troy, MI	–	419,090	3,578,928	179,158	419,090	3,758,086	4,177,177	783,794	1987	40 yrs.
2354 Bellingham Street	Troy, MI	–	87,340	789,817	19,928	87,344	809,741	897,085	150,067	1990	40 yrs.
2360 Bellingham Street	Troy, MI	–	87,340	789,817	58,250	87,344	848,063	935,407	151,781	1985	40 yrs.
2475-2479 Elliot Avenue	Troy, MI	–	128,808	516,393	79,655	128,808	596,049	724,856	98,907	1984	40 yrs.
2600 Bellingham Drive	Troy, MI	–	1,796,869		4,095,318	1,938,746	3,953,441	5,892,187	697,920	2002	40 yrs.
2710 Bellingham Drive	Troy, MI	–	1,796,869		4,202,266	1,938,746	4,060,389	5,999,135	631,325	2002	40 yrs.
50 West Big Beaver Road	Troy, MI	–	2,159,678	19,481,454	1,736,053	2,159,678	21,217,507	23,377,185	3,895,457	1987	40 yrs.
894 Maplelawn Road	Troy, MI	–	181,749	1,632,243	793,414	181,753	2,425,653	2,607,406	348,050	1986	40 yrs.
950 Maplelawn Road	Troy, MI	–	252,429	2,265,259	183,701	252,433	2,448,957	2,701,389	477,999	1982	40 yrs.
1457 Miller Store Road	Virginia Beach, VA	1,768,123	473,689	2,663,045	307,363	474,746	2,969,352	3,444,097	93,691	2003	40 yrs.
200 Golden Oak Court	Virginia Beach, VA	*	1,116,693	6,770,480	896,506	1,116,693	7,666,986	8,783,679	1,491,731	1988	40 yrs.
208 Golden Oak Court	Virginia Beach, VA	*	965,177	6,728,717	1,036,448	965,177	7,765,165	8,730,342	1,449,257	1989	40 yrs.
2809 South Lynnhaven Road	Virginia Beach, VA	–	953,590	6,142,742	880,124	953,590	7,022,867	7,976,456	1,332,178	1987	40 yrs.
3432 Holland Road	Virginia Beach, VA	–	173,527	790,515	2,462	173,527	792,977	966,504	194,484	1989	40 yrs.
484 Viking Drive	Virginia Beach, VA	–	891,753	3,607,890	362,521	891,753	3,970,411	4,862,164	731,699	1987	40 yrs.
5700 Cleveland Street	Virginia Beach, VA	–	700,112	9,592,721	1,575,657	700,564	11,167,926	11,868,491	2,156,054	1989	40 yrs.
629 Phoenix Drive	Virginia Beach, VA	–	371,694	2,108,097	138,608	371,694	2,246,705	2,618,399	382,744	1996	40 yrs.
11020 West Plank Court	Wauwatosa, WI	–	464,246	3,230,511	(519,943)	464,246	2,710,568	3,174,814	373,611	1985	40 yrs.
1200 Liberty Ridge Drive	Wayne, PA	–	6,215,667		8,553,519	5,223,660	9,545,525	14,769,185	1,513,725	2001	40 yrs.
1500 Liberty Ridge	Wayne, PA	–	8,287,555		30,973,115	11,636,499	27,624,172	39,260,671	2,030,089	2002	40 yrs.
825 Duportail Road	Wayne, PA	–	5,536,619	16,179,213	525,252	5,539,281	16,701,804	22,241,085	2,005,533	1979	40 yrs.
400-500 Brandywine Parkway	West Chester, PA	–	845,846	6,809,025	451,426	845,846	7,260,451	8,106,297	1,349,237	1988	40 yrs.
600 Brandywine Parkway	West Chester, PA	–	664,899	5,352,410	709,101	664,899	6,061,511	6,726,410	1,177,902	1988	40 yrs.
905 Airport Road	West Chester, PA	–	1,715,000	5,185,000	864,858	1,735,012	6,029,846	7,764,858	1,928,326	1988	40 yrs.

LIBERTY PROPERTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2004

					Costs
			Initial Cost		Capitalized	Gross Amount Carried at End of Period				Date of
					Subsequent				Accumulated	Construction	Depreciable
					to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/04	12/31/04	Acquisition	(years)
OPERATING PROPERTIES
3612 La Grange Parkway	Williamsburg, VA	–	–	–	5,628,586	887,234	4,741,352	5,628,586	41,735	2003	40 yrs.
7805 Hudson Road	Woodbury, MN	–	1,279,834		10,338,901	1,385,739	10,232,996	11,618,735	1,056,444	2002	40 yrs.
1 Tower View	West Malling, UK	13,237,650	1,790,921	7,080,179	1,074,240	2,131,087	8,001,048	10,132,135	313,575	2003	40 yrs.
10 Kings Hill Avenue	West Malling, UK	–	983,547	–	7,690,168	2,073,596	6,600,119	8,673,715	1,275,031	1998	40 yrs.
11 Tower View	West Malling, UK	–	2,338,963	7,608,910	1,399,181	2,740,252	8,812,544	11,552,796	346,249	2003	40 yrs.
17 Kings Hill Avenue	West Malling, UK	8,990,091	936,996	5,276,691	725,059	1,114,968	5,962,993	7,077,961	233,700	2003	40 yrs.
18 Kings Hill Avenue	West Malling, UK	–	829,785	–	7,548,334	2,585,696	5,792,423	8,378,119	987,704	1999	40 yrs.
2 Kings Hill Avenue	West Malling, UK	–	785,565	–	5,389,524	982,199	5,192,890	6,175,089	1,175,900	1996	40 yrs.
30 Kings Hill Avenue	West Malling, UK	–	–	–	9,814,135	3,279,601	6,534,534	9,814,135	387,127	2002	40 yrs.
30 Tower View	West Malling, UK	–	1,657,321	–	15,666,264	2,771,642	14,551,943	17,323,585	2,029,700	1999	40 yrs.
32 Tower View	West Malling, UK	–	1,913,208	5,444,441	927,872	2,276,600	6,152,561	8,429,161	241,130	2003	40 yrs.
34 Tower View	West Malling, UK	–	1,149,875	2,998,265	529,266	1,368,281	3,388,228	4,756,509	132,791	2003	40 yrs.
35 Kings Hill Avenue	West Malling, UK	–	812,193	–	3,661,103	949,952	3,523,344	4,473,296	550,984	1999	40 yrs.
39 Kings Hill Avenue	West Malling, UK	–	494,508	–	4,175,477	920,647	3,749,338	4,669,985	575,936	1999	40 yrs.
4 Abbey Wood Road	West Malling, UK	–	–	–	9,184,719	2,513,200	6,671,518	9,184,719	704,402	2001	40 yrs.
50 Kings Hill Avenue	West Malling, UK	–	1,215,608	–	13,750,790	2,215,355	12,751,043	14,966,398	2,680,852	1996	40 yrs.
6 Alexander Grove	West Malling, UK	5,993,394	1,452,474	2,725,759	1,384,898	1,728,356	3,080,280	4,808,636	120,722	2003	40 yrs.
Uxbridge Town Center	London, UK	23,022,000	–	–	38,887,722	10,378,457	28,509,265	38,887,722	1,027,383	2001	40 yrs.

Subtotal Operating Real Estate		$129,784,971	$545,653,283	$1,677,440,170	$2,031,449,547	$625,035,000	$3,629,508,000	$4,254,543,000	$695,410,000

LIBERTY PROPERTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2004

					Costs
			Initial Cost		Capitalized	Gross Amount Carried at End of Period				Date of
					Subsequent				Accumulated	Construction	Depreciable
					to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/04	12/31/04	Acquisition	(years)
DEVELOPMENT PROPERTIES
Westridge Building 7	Aurora, IL	$–	$5,649,052	$–	$3,589,066	$–	$9,238,119	$9,238,119	$–	2004	N/A
6230 Old Dobbin Lane	Colombia, MD	–	3,004,075	–	1,804,038	–	4,808,113	4,808,113	–	2004	N/A
200 W Cypress Creek Road	Ft Lauderdale, FL	–	3,414,989	2,399,738	4,816,933	–	10,631,660	10,631,660	–	2003	N/A
4015 Meeting Way	High Point, NC	–	510,000	–	2,688,375	–	3,198,375	3,198,375	–	2003	N/A
4195 Eagle Hill Drive	High Point, NC	–	107,586	–	2,787,553	–	2,895,139	2,895,139	–	2004	N/A
Heron Place at Mendenhall	High Point, NC	–	–	–	11,973	–	11,973	11,973	–	2004	N/A
335 Commerce Drive	Horsham, PA	–	–	–	8,492,319	–	8,492,319	8,492,319	–	2002	N/A
Mill Run Corporate Ctr Lot 9	Lehigh Valley, PA	–	893,441	–	1,077,254	–	1,970,695	1,970,695	–	2004	N/A
Quarry Ridge-Parcel C	Malvern, PA	–	5,405,041	–	6,759,146	–	12,164,187	12,164,188	–	2003	N/A
65 Brookfield Oaks Drive	Mauldin, SC	–	557,174	–	1,669,037	–	2,226,211	2,226,211	–	2004	N/A
75 Brookfield Oaks Drive	Mauldin, SC	–	419,731	–	1,187,409	–	1,607,141	1,607,141	–	2003	N/A
302 Fellowship Road	Mt Laurel, NJ	–	1,512,120	–	(177,895)	–	1,334,224	1,334,224	–	2001	N/A
One Crescent Drive	Philadelphia, PA	–	567,280	–	1,146,415	–	1,713,695	1,713,695	–	2004	N/A
6950 Harbor View Blvd	Suffolk, VA	–	929,844	–	1,564,874	–	2,494,719	2,494,719	–	2004	N/A
501 US Highway 301 South	Tampa, FL	–	898,884	–	2,388,619	–	3,287,503	3,287,503	–	2004	N/A
9002-9036 Brittany Way	Tampa, FL	–	492,320	–	4,121,616	–	4,613,936	4,613,936	–	2004	N/A
Liberty Square	West Malling, UK	–	–	–	3,442,000	–	3,442,000	3,442,000	–	2003	N/A
Rouse Kent Limited	West Malling, UK	–	–	–	6,968,990	(66)	6,969,056	6,968,990	–	2003	N/A

Subtotal Development in Progress		$–	$24,361,539	$2,399,738	$54,337,722	$(66)	$81,099,065	$81,099,000	$–

LIBERTY PROPERTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2004

					Costs
			Initial Cost		Capitalized	Gross Amount Carried at End of Period				Date of
					Subsequent				Accumulated	Construction	Depreciable
					to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/04	12/31/04	Acquisition	(years)
LAND HELD FOR DEVELOPMENT
West Ridge Corporate Center Land	Aurora, IL	$–	$826,547	$–	$9,155,850	$9,982,397	$–	$9,982,397	$–	2003	N/A
LVCC Phase 2 Land	Bethlehem, PA	–	3,741,506	–	3,447,474	7,188,980	–	7,188,980	–	1998	N/A
Lehigh Valley Corporate Center Land	Bethlehem, PA	–	309,058	–	(42,339)	4,271,205	(4,004,486)	266,719	–	1987	N/A
5705 Old Shakopee Road W. Land	Bloomington, MN	–	2,113,223	–	50,087	2,163,310	–	2,163,310	–	2001	N/A
Boca Colannade Land	Boca Raton, FL	–	3,649,792	–	1,103,719	4,753,511	–	4,753,511	–	1998	N/A
501 H P Way	Chesterfield, VA	–	165,042	–	484,965	650,007	–	650,007	–	1996	N/A
Rivers’ Bend Business Park	Chesterfield, VA	–	1,695,415	–	3,934,511	(679,846)	6,309,772	5,629,925	–	1995	N/A
Columbia Crossing Land	Columbis, MD	–	3,865,848	–	369,925	4,235,773	–	4,235,773	–	2000	N/A
Lake Smetana Business Park	Eden Prairie, MN	–	4,500,641	–	(2,310,633)	4,459,560	(2,269,552)	2,190,008	–	1998	N/A
420 Delaware Drive	Fort Washington, PA	–	2,766,931	–	(132)	2,766,799	–	2,766,799	–	2004	N/A
Independence Pointe Land	Greenville, SC	–	1,304,084	–	2,046,889	3,350,973	–	3,350,973	–	1997	N/A
Southchase Business Park Land	Greenville, SC	–	1,571,656	–	141,045	1,712,701	–	1,712,701	–	1998	N/A
Woodfield Land	Greenville, SC	–	869,141	–	30,389	899,530	–	899,530	–	1998	N/A
Lakefront Plaza II Land	Hampton, VA	–	132,785	–	88,720	221,505	–	221,505	–	2001	N/A
Volvo Center Land	Hampton, VA	–	1,650,423	–	475,975	2,126,399	–	2,126,399	–	2000	N/A
Patapsco Valley Business Center	Hanover, MD	–	4,299,366	–	56,287	4,355,653	–	4,355,653	–	2004	N/A
Eagle Hill Business Park Land	High Point, NC	–	94,274	–	632,849	727,123	–	727,123	–	1999	N/A
Mendenhall Business Park I	High Point, NC	–	1,910,135	–	4,400,545	6,310,680	–	6,310,680	–	1995	N/A
Piedmont Centre Land	High Point, NC	–	1,621,044	–	137,986	1,759,030	–	1,759,030	–	2004	N/A
Central Green Land	Houston, TX	–	1,095,592	–	482,962	1,578,555	–	1,578,555	–	2001	N/A
Hunt Valley Land	Hunt Valley, MD	–	2,166,068	–	739,080	2,905,148	–	2,905,148	–	2001	N/A
7024 AC Skinner Parkway	Jacksonville, FL	–	468,643	–	356,309	824,952	–	824,952	–	1995	N/A
Belfort Road	Jacksonville, FL	–	468,643	–	109,850	578,493	–	578,493	–	1998	N/A
Butler Plaza Land	Jacksonville, FL	–	1,303,792	–	1,714,406	3,018,198	–	3,018,198	–	1998	N/A
Liberty Business Park Land	Jacksonville, FL	–	448,097	–	90,019	538,116	–	538,116	–	1995	N/A
Salisbury Road Land	Jacksonville, FL	–	880,828	–	694,526	1,575,354	–	1,575,354	–	2000	N/A
Boulders Business Center Land	Lehigh, PA	–	10,370,370	–	(7,122,584)	3,247,786	–	3,247,786	–	2004	N/A
Commodore Business Park	Logan, NJ	–	1,756,748	–	(168,261)	1,588,487	–	1,588,487	–	1995	N/A
Quarry Ridge Land	Malvern, PA	–	8,398,708	–	2,645,089	11,043,797	–	11,043,797	–	2001	N/A
Park Place South Land	Milwaukee, WI	–	2,362,904	–	2,378,403	4,741,307	–	4,741,307	–	1999	N/A
Beeland Industrial Park Land	Orlando, FL	–	1,780,809	–	99,634	1,880,444	–	1,880,444	–	2004	N/A
Orlando Corporate Center Land	Orlando, FL	–	903,701	–	(73,850)	829,851	–	829,851	–	2000	N/A
South Center Land	Orlando, FL	–	479,859	–	(473,623)	6,236	–	6,236	–	1999	N/A
South Center Land-Phase II	Orlando, FL	–	1,306,150	–	196,280	1,502,430	–	1,502,430	–	2004	N/A
1710 Arch Street	Philadelphia, PA	–	7,847,607	–	15,197,818	23,045,425	–	23,045,425	–	2000	N/A
1722 Arch Street	Philadelphia, PA	–	290,475	–	157,898	448,372	–	448,372	–	2000	N/A
JFK & Arch Parking Lots/Land (East)	Philadelphia, PA	–	14,291,957	–	3,942,601	18,234,558	–	18,234,558	–	2000	N/A
JFK & Arch Parking Lots/Land (West)	Philadelphia, PA	–	4,700,222	–	(2,291,664)	2,408,559	–	2,408,559	–	2000	N/A
1910 Westerre Land	Richmond, VA	–	1,117,293	–	179,331	1,296,624	–	1,296,624	–	2003	N/A
Eastport IX	Richmond, VA	–	209,856	–	5,096	214,952	–	214,952	–	1997	N/A
Eastport VII	Richmond, VA	–	787,091	–	843,167	1,630,258	–	1,630,258	–	1997	N/A
Eastport VIII	Richmond, VA	–	379,836	–	6,187	386,023	–	386,023	–	1997	N/A
Fairgrounds Distribution Ctr Land	Richmond, VA	–	100,000	–	(87,019)	12,981	–	12,981	–	1995	N/A
6505 Cogswell Road	Romulus, MI	–	594,523	–	3,477,195	799,957	3,271,762	4,071,718	–	2000	N/A
Romulus Land	Romulus, MI	–	788,338	–	610,137	1,398,475	–	1,398,475	–	1998	N/A
Woodlands Center Land	Sandston, VA	–	928,555	–	285,461	1,214,017	–	1,214,017	–	1996	N/A
Northsight Land	Scottsdale, AZ	–	10,245,763	–	1,077,604	11,323,366	–	11,323,366	–	2000	N/A
6119 W. Linebaugh Avenue	Tampa, FL	–	175,886	–	22,320	198,205	–	198,205	–	2000	N/A
Silo Bend Land	Tampa, FL	–	949,093	–	2,406,525	3,355,618	–	3,355,618	–	1996	N/A
Woodland Corporate Center Land	Tampa, FL	–	2,002,231	–	(240,366)	1,761,865	–	1,761,865	–	1998	N/A
Big Beaver Airport Land	Troy, MI	–	6,604,631	–	(4,958,743)	3,457,296	(1,811,407)	1,645,889	–	1999	N/A
Stabler Land - Lot 12	Upper Saucon, PA	–	1,078,674	–	246,242	1,324,917	–	1,324,917	–	2003	N/A

Subtotal Land Held for Development		$–	$124,369,857	$–	$46,752,143	$169,625,912	$1,496,088	$171,122,000	$–

Total All Properties		$129,784,971	$694,384,679	$1,679,839,908	$2,132,539,412	$794,660,846	$3,712,103,153	$4,506,764,000	$695,410,000

*	Denotes property is collateralized under mortgages with American General, Nationwide, New York Life, Principal Mutual and USG Annuity totalling $212.0 million.

SCHEDULE III

LIBERTY PROPERTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
(In thousands)

A summary of activity for real estate and accumulated depreciation is as follows:

	FOR THE YEARS ENDED
	DECEMBER 31,
	2004	2003	2002
REAL ESTATE:
Balance at beginning of year	$4,143,680	$3,874,670	$3,635,064
Additions	411,235	309,819	313,150
Disposition of property	(48,151)	(40,808)	(73,544)

Balance at end of year	$4,506,765	$4,143,680	$3,874,670

ACCUMULATED DEPRECIATION:
Balance at beginning of year	$586,736	$485,206	$395,065
Depreciation expense	114,199	105,589	93,134
Disposition of property	(5,525)	(4,059)	(2,993)

Balance at end of year	$695,410	$586,736	$485,206

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that its disclosure controls and procedures, as of the end of the period covered by this report, are functioning effectively to provide reasonable assurance that information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that are filed or submitted under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar function, as appropriate to allow timely decisions regarding required disclosure.

A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Reports on Internal Control Over Financial Reporting
Management’s Annual Reports on Internal Control Over Financial Reporting, which appear on pages 33 and 70, are incorporated by reference herein.

Attestation Reports of the Registered Public Accounting Firm
The Attestation Reports of the Registered Public Accounting Firm, which appear on pages 34 and 71, are incorporated by reference herein.

Changes in Internal Controls
There were no changes in the Company’s internal control over financial reporting during the year ended December 31, 2004 that have materially affected or are reasonable likely to materially affect the Company’s internal control over financial reporting

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. TRUSTEES AND EXECUTIVE OFFICERS OF THE REGISTRANTS

The information required by Item 10 shall be included in the Proxy Statement to be filed relating to the Company’s 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 shall be included in the Proxy Statement to be filed relating to the Company’s 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by Item 12 shall be included in the Proxy Statement to be filed relating to the Company’s 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans
The information required by Item 12 shall be included in the Proxy Statement to be filed relating to the Company’s 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 shall be included in the Proxy Statement to be filed relating to the Company’s 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 shall be included in the Proxy Statement to be filed relating to the Company’s 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated Financial Statements of Liberty Property Trust and Liberty Property Limited Partnership are included in Item 8.

1. REPORTS OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM AND CONSOLIDATED FINANCIAL STATEMENTS

Management’s Annual Report on Internal Control Over Financial Reporting – Liberty Property Trust

Reports of Independent Registered Public Accounting Firm – Liberty Property Trust

Financial Statements – Liberty Property Trust

Balance Sheets:
Liberty Property Trust Consolidated as of December 31, 2004 and 2003

Statements of Operations:
Liberty Property Trust Consolidated for the years ended December 31, 2004, 2003 and 2002

Statements of Shareholders’ Equity:
Liberty Property Trust Consolidated for the years ended December 31, 2004, 2003 and 2002

Statements of Cash Flows:
Liberty Property Trust Consolidated for the years ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements – Liberty Property Trust

Management’s Annual Report on Internal Control Over Financial Reporting – Liberty Property Limited Partnership

Reports of Independent Registered Public Accounting Firm – Liberty Property Limited Partnership

Financial Statements – Liberty Property Limited Partnership

Balance Sheets:
Liberty Property Limited Partnership Consolidated as of December 31, 2004 and 2003

Statements of Operations:
Liberty Property Limited Partnership Consolidated for the years ended December 31, 2004, 2003 and 2002

Statements of Owners’ Equity:
Liberty Property Limited Partnership Consolidated for the years ended December 31, 2004, 2003 and 2002

Statements of Cash Flows:
Liberty Property Limited Partnership Consolidated for the years ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements – Liberty Property Limited Partnership

2. FINANCIAL STATEMENT SCHEDULES:

Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2004 for Liberty Property Trust

All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2004 for Liberty Property Limited Partnership

All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

3. EXHIBITS

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed.

EXHIBIT NO.	DESCRIPTION
3.1.1	Amended and Restated Declaration of Trust of the Trust (Incorporated by reference to Exhibit 3.1.1 filed with the Registrants’ Current Report on Form 8-K filed with the Commission on June 25, 1997 (the “June 1997 Form 8-K”)).

3.1.2	Articles Supplementary to the Amended and Restated Declaration of Trust of the Trust Establishing and Fixing the Rights and Preferences of a Series of Preferred Shares of Beneficial Interest (Incorporated by reference to Exhibit 1 filed with the Trust’s Registration Statement on Form 8-A filed with the Commission on August 8, 1997 (the “August 1997 Form 8-A”)).

3.1.3	Articles Supplementary to the Amended and Restated Declaration of Trust of the Trust Relating to Designation, Preferences, and Rights of Series A Junior Participating Preferred Shares of the Trust. (Incorporated by reference to Exhibit 3.1.3 filed with the Registrants’ Annual Report on Form 10-K for the fiscal year ended December 3l, 1997).

3.1.4	Articles Supplementary to the Amended and Restated Declaration of Trust of the Trust relating to the 9.25% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest (Incorporated by reference to Exhibit 3.1.2 filed with the Registrants’ Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999 (the “Second Quarter 1999 Form 10-Q”)).

3.1.5	Articles Supplementary to the Amended and Restated Declaration of Trust of the Trust relating to the 9.125% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest. (Incorporated by reference to Exhibit 3.1.1 filed with the Registrants’ Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000 (the “First Quarter 2000 Form 10-Q”)).

3.1.6	Articles Supplementary to the Amended and Restated Declaration of Trust of the Trust relating to the 7.625% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest. (Incorporated by reference to Exhibit 3.1.1 filed with the Registrants’ Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002 (the “Second Quarter 2002 Form 10-Q”)).

3.1.7	Articles of Amendment to Amended and Restated Declaration of Trust of the Trust, filed with the State Department of Assessments and Taxation of Maryland on June 21, 2004. (Incorporated by reference to Exhibit 3.1 with Registrants’ Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004 (the “Second Quarter 2004 Form 10-Q”)).

3.1.8	Restatement of Amended Restated Declaration of Trust of the Trust, filed with the State Department of Assessments and Taxation of Maryland on June 21, 2004. (Incorporated by reference to Exhibit 3.2 to the Second Quarter 2004 Form 10-Q).

3.1.9	Articles Supplementary, as filed with the State Department of Assessments and Taxation of Maryland on September 1, 2004 (Incorporated by reference to Exhibit 3(i) to the Current Report on Form 8-K of the Registrants, filed with the Commission on September 2, 2004 (the “September 2, 2004 Form 8-K”)).

3.1.10	Second Restated and Amended Agreement of Limited Partnership of the Operating Partnership, dated as of October 22, 1997 (Incorporated by reference to Exhibit 3.1.1 filed with the Registrants Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997 (the “Third Quarter 1997 Form 10-Q”)).

3.1.11	First Amendment to Second Restated and Amended Agreement of Limited Partnership of the Operating Partnership. (Incorporated by reference to Exhibit 3.1.1 to the Second Quarter 1999 Form 10-Q).

3.1.12	Second Amendment to Second Restated and Amended Agreement of Limited Partnership of the Operating Partnership. (Incorporated by reference to Exhibit 3.1.2 to the First Quarter 2000 Form 10-Q).

EXHIBIT NO.	DESCRIPTION
3.1.13	Third Amendment to Second Restated and Amended Agreement of Limited Partnership of the Operating Partnership (Incorporated by reference to Exhibit 3.1.2 to the Second Quarter Form 2002 10-Q).

3.1.14	Fourth Amendment to the Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership (Incorporated by reference to Exhibit 10 to the September 2, 2004 Form 8-K).

3.1.15*	Amended and Restated Schedule A to the Second Restated and Amended Agreement of Limited Partnership of the Operating Partnership.

3.2	Amended and Restated By-Laws of the Trust. (Incorporated by reference to Exhibit 3.1.3 filed with the Registrants’ Quarterly Report Form 10-Q for the fiscal quarter ended June 30, 2000 (the “Second Quarter 2000 Form 10-Q”)).

4.1	Rights Agreement, dated as of December 17, 1997, by and between the Trust and the Rights Agent (Incorporated by reference to Exhibit 1 filed with the Trust’s Registration Statement on Form 8-A filed with the Commission on December 23, 1997).

4.1.1	First Amended and Restated Rights Agreement, dated as of September 14, 2004, between Liberty Property Trust and Equiserve Trust Company, N.A., as Rights Agent (Incorporated by reference to Exhibit 4 to the Current Report on Form 8-K of the Registrant filed with the Commission on September 14, 2004).

4.2	Indenture (the “First Indenture”), dated as of August 14, 1997, between the Operating Partnership, as Obligor, and The First National Bank of Chicago (“First Chicago”), as Trustee (Incorporated by reference to Exhibit 10.1 filed with the Third Quarter 1997 Form 10-Q).

4.3	First Supplemental Indenture, dated as of August 14, 1997, between the Operating Partnership, as Issuer, and First Chicago, as Trustee, supplementing the First Indenture and relating to $100,000,000 principal amount of the 7.10% Senior Notes due 2004 and $100,000,000 principal amount of the 7.25% Senior Notes due 2007 of the Operating Partnership (Incorporated by reference to Exhibit 10.2 filed with the Third Quarter 1997 Form 10-Q).

4.4	Senior Indenture (the “Second Indenture”), dated as of October 24, 1997, between the Operating Partnership, as Obligor, and First Chicago, as Trustee (Incorporated by reference to Exhibit 10.3 filed with the Third Quarter 1997 Form 10-Q).

4.5	First Supplemental Indenture, dated as of October 24, 1997, between the Operating Partnership, as Issuer, and First Chicago, as Trustee, supplementing the Second Indenture and relating to the Fixed Rate and Floating Rate Medium-Term Notes due Nine Months or More from Date of Issue of the Operating Partnership (Incorporated by reference to Exhibit 10.4 filed with the Third Quarter 1997 Form 10-Q).

4.6	Second Supplemental Indenture, dated as of January 12, 1998, between the Operating Partnership, as Issuer, and First Chicago, as Trustee, supplementing the Second Indenture, and relating to the Fixed Rate and Floating Rate Medium-Term Notes due Nine Months or more from Date of Issue of the Operating Partnership (Incorporated by reference to Exhibit 4.1 filed with the Registrants’ Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998 (the “First Quarter 1998 Form 10-Q”)).

4.7	Third Supplemental Indenture, dated as of April 20, 1999, between the Operating Partnership, as Issuer, and the First National Bank of Chicago, as Trustee, supplementing the Second Indenture and relating to the $250,000,000 principal amount of 7.75% Senior Notes, due 2009 of the Operating Partnership (Incorporated by reference to Exhibit 4 filed with the Registrants’ Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1999 (the “First Quarter 1999 Form 10-Q”)).

EXHIBIT NO.	DESCRIPTION
4.8	Fourth Supplemental Indenture, dated as of July 26, 2000, between the Operating Partnership, as Issuer, and Bank One Trust Company, N.A., as Trustee, supplementing the Senior Indenture, dated as of October 24, 1997, between the Operating Partnership, as Obligor, and Bank One Trust Company, N.A. (as successor to the First National Bank of Chicago), as Trustee, and relating to $200,000,000 principal amount of 8.5% Senior Notes due 2010 of the Operating Partnership. (Incorporated by reference to Exhibit 4 to the Second Quarter 2000 Form 10-Q).

4.9	Fifth Supplemental Indenture, dated as of March 14, 2001, between the Operating Partnership, as Issuer, and Bank One Trust Company, N.A., as Trustee, supplementing the Senior Indenture, dated as of October 24, 1997, between the Operating Partnership, as Obligor, and Bank One Trust Company, N.A. (as successor to the First National Bank of Chicago), as Trustee, and relating to $250,000,000 principal amount of 7.25% Senior Notes due 2011 of the Operating Partnership. (Incorporated by reference to Exhibit 4.10 filed with the Registrants’ Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

4.10	Sixth Supplemental Indenture, dated as of August 22, 2002, between Liberty Property Limited Partnership, as Issuer, and Bank One Trust Company, N.A., as Trustee, supplementing the Senior Indenture, dated as of October 24, 1997, between Liberty Property Limited Partnership, as Obligor, and Bank One Trust Company, N.A. (as successor to the First National Bank of Chicago), as Trustee, and relating to $150,000,000 principal amount of 6.375% Senior Notes due 2012 of Liberty Property Limited Partnership. (Incorporated by reference to Exhibit 3.1.1 filed with the Registrants’ Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002 (the “Third Quarter 2002 Form 10-Q”)).

4.11	Seventh Supplemental Indenture, dated as of August 10, 2004, between Liberty Property Limited Partnership, as Issuer, and Bank One Trust Company, N.A., as Trustee, supplementing the Senior Indenture, dated as of October 24, 1997, between Liberty Property Limited Partnership, as Obligor, and Bank One Trust Company, National Association. (as successor to the First National Bank of Chicago), as Trustee, and relating to $200,000,000 principal amount of 5.65% Senior Notes due 2012 of Liberty Property Limited Partnership. (Incorporated by reference to Exhibit 4.1.2 filed with the Registrants’ Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004 (the “Third Quarter 2004 Form 10-Q”)).

4.12	Eighth Supplemental Indenture, dated as of March 1, 2005, between Liberty Property Limited Partnership, as Issuer, and J.P. Morgan Trust Company, National Association, as Trustee, supplementing the Senior Indenture, dated as of October 24, 1997, between Liberty Property Limited Partnership, as Obligor, and Bank One Trust Company, National Association (as successor to the First National Bank of Chicago), as Trustee, and relating to $300,000,000 principal amount of 5.125% Senior Notes due 2015 of Liberty Property Limited Partnership. (Incorporated by reference to Exhibit 4.2 filed with the Registrants’ Current Report on Form 8-K filed with the Commission on March 1, 2005 (the “March 2005 Form 8-K”)).

4.13	Note, Relating to the Issuance by the Operating Partnership, on January 22, 1998, of $75 Million Principal Amount of its 6.375% Medium-Term Notes due 2013, Putable/Callable 2003 (Incorporated by reference to Exhibit 4.2 filed with the First Quarter 1998 Form 10-Q).

4.14	Note, Relating to the Issuance by the Operating Partnership, on January 23, 1998, of $100 Million Principal Amount of its 7.50% Medium-Term Notes due 2018 (Incorporated by reference to Exhibit 4.3 filed with the First Quarter 1998 Form 10-Q).

4.15	Note, Relating to the Issuance by the Operating Partnership, on June 5, 1998, of $100 Million Principal Amount of its 6.60% Medium-Term Notes due 2002. (Incorporated by reference to Exhibit 4 filed with the Registrants’ Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998 (the “Second Quarter 1998 Form 10-Q”)).

EXHIBIT NO.	DESCRIPTION
4.16	Note, Relating to the Issuance by the Operating Partnership on November 24, 1998, of $20 Million Principal Amount of its 8.125% Medium-Term Notes due January 15, 2009 (Incorporated by reference to Exhibit 4.11 filed with the Registrants’ Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.1	Liberty Property Trust Amended and Restated Share Incentive Plan dated as of March 23, 2004 (Incorporated by reference to Exhibit 10.1 to the Second Quarter 2004 Form 10-Q).

10.2	Contribution Agreement (Incorporated by reference to Exhibit 10.5 filed with the Form S-11).

10.3	Amended and Restated Limited Partnership Agreements of Pre-existing Pennsylvania Partnerships (Incorporated by reference to Exhibit 10.6 filed with the Form S-11).

10.4	Agreement of Sale for the Acquisition Properties (Incorporated by reference to Exhibit 10.7 filed with the Form S-11).

10.5	Option Agreement and Right of First Offer (Incorporated by reference to Exhibit 10.8 filed with the Form S-11).

10.6	Form of Indemnity Agreement (Incorporated by reference to Exhibit 10.9 filed with the Form S-11).

10.7	Contribution Agreement among the Trust, the Operating Partnership and the Contributing Owners described therein, related to the Lingerfelt Properties (Incorporated by reference to Exhibit 10.1 filed with the Registrants’ Current Report on Form 8-K filed with the Commission on March 3, 1995).

10.8	Credit Agreement, dated as of January 16, 2003, by and among the Operating Partnership, the Trust, certain affiliated co-borrowers, the Banks named therein and Fleet National Bank, as agent for itself and the other lending institutions. (Incorporated by referenced to Exhibit 10.10 filed with the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 Form 10-K”)).

10.9	Multi-Currency Credit Agreement, dated as of January 16, 2003, by and among the Operating Partnership, the Trust, certain affiliated co-borrowers, the Banks named therein and Fleet National Bank, as agent for itself and the other lending institutions. (Incorporated by reference to Exhibit 10.11 to the 2002 Form 10-K).

10.10*	First Amendment to Credit Agreement, dated as of December 20, 2004, by and among the Operating Partnership, the Trust, certain affiliated co-borrowers, the Banks named therein and Fleet National Bank, as agent for itself and the other lending institutions.

10.11*	First Amendment to Multi-Currency Credit Agreement, dated as of December 20, 2004 by and among the Operating Partnership, the Trust, certain affiliated co-borrowers, the Banks named therein and Fleet National Bank, as agent for itself and the other lending institutions.

10.12	Liberty Property Trust – Amended Management Severance Plan. (Incorporated by reference to Exhibit 10.9 filed with Registrants’ Annual Report on Form 10-K for the year ended December 31, 2001).

10.13	Liberty Property Trust – Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.14 filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.14	Description of Compensation of Non-Employee Trustees. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrants filed with the Commission on February 23, 2005.

EXHIBIT NO.	DESCRIPTION
10.15	Form of Restricted Share Grant under the Liberty Property Trust Amended and Restated Share Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrants filed with the Commission on February 24, 2005 (the “February 24, 2005 8-K”)).

10.16	Form of Option Grant under the Liberty Property Trust Amended and Restated Share Incentive Plan. (Incorporated by reference to Exhibit 10.2 to the February 24, 2005 8-K).

10.17	Certain Elements of the Liberty Property Trust Executive Compensation Program. (Incorporated by reference to Exhibit 10.3 to the February 24, 2005 8-K).

21*	Subsidiaries.

23.1*	Consent of Ernst & Young LLP relating to financial statements of the Trust.

23.2*	Consent of Ernst & Young LLP relating to financial statements of the Operating Partnership.

31.1*	Certifications of the Chief Executive Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certifications of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.3*	Certifications of the Chief Executive Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.4*	Certifications of the Chief Financial Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certifications of the Chief Executive Officer of Liberty Property Trust required under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2*	Certifications of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.3*	Certifications of the Chief Executive Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.4*	Certifications of the Chief Financial Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY PROPERTY TRUST
Date: March 11, 2005	By:	/s/ WILLIAM P. HANKOWSKY
WILLIAM P. HANKOWSKY
CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ WILLIAM P. HANKOWSKY William P. Hankowsky	Chairman of the Board of Trustees, President and Chief Executive Officer (Principal Executive Officer)	March 11, 2005
/s/ GEORGE J. ALBURGER, JR. George J. Alburger, Jr.	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2005
/s/ M. LEANNE LACHMAN M. Leanne Lachman	Trustee	March 11, 2005
/s/ FREDERICK F. BUCHHOLZ Frederick F. Buchholz	Trustee	March 11, 2005
/s/ J. ANTHONY HAYDEN J. Anthony Hayden	Trustee	March 11, 2005
/s/ DAVID L. LINGERFELT David L. Lingerfelt	Trustee	March 11, 2005
/s/ JOHN A. MILLER, CLU John A. Miller, CLU	Trustee	March 11, 2005
/s/ STEPHEN B. SIEGEL Stephen B. Siegel	Trustee	March 11, 2005
/s/ THOMAS C. DELOACH, JR. Thomas C. DeLoach, Jr.	Trustee	March 11, 2005
/s/ DANIEL P. GARTON Daniel P. Garton	Trustee	March 11, 2005

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY PROPERTY LIMITED PARTNERSHIP BY: Liberty Property Trust General Partner
Date: March 11, 2005	By:	/s/ WILLIAM P. HANKOWSKY
WILLIAM P. HANKOWSKY
CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ WILLIAM P. HANKOWSKY William P. Hankowsky	Chairman of the Board of Trustees, President and Chief Executive Officer Trustee of the General Partner	March 11, 2005
/s/ M. LEANNE LACHMAN M. Leanne Lachman	Trustee of the General Partner	March 11, 2005
/s/ FREDERICK F. BUCHHOLZ Frederick F. Buchholz	Trustee of the General Partner	March 11, 2005
/s/ J. ANTHONY HAYDEN J. Anthony Hayden	Trustee of the General Partner	March 11, 2005
/s/ DAVID L. LINGERFELT David L. Lingerfelt	Trustee of the General Partner	March 11, 2005
/s/ JOHN A. MILLER, CLU John A. Miller, CLU	Trustee of the General Partner	March 11, 2005
/s/ STEPHEN B. SIEGEL Stephen B. Siegel	Trustee of the General Partner	March 11, 2005
/s/ THOMAS C. DELOACH, JR. Thomas C. DeLoach, Jr.	Trustee of the General Partner	March 11, 2005
/s/ DANIEL P. GARTON Daniel P. Garton	Trustee of the General Partner	March 11, 2005

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
3.1.15	Amendment and Restated Schedule A to the Second Restated and Amended Agreement of Limited Partnership of the Operating Partnership.

10.10	First Amendment to Credit Agreement, dated as of December 20, 2004, by and among the Operating Partnership, the Trust, certain affiliated co-borrowers, the Banks named therein and Fleet National Bank, as agent for itself and the other lending institutions.

10.11	First Amendment to Multi-Currency Credit Agreement, dated as of December 20, 2004, by and among the Operating Partnership, the Trust, certain affiliated co-borrowers, the Banks named therein and Fleet National Bank, as agent for itself and the other lending institutions.

21	Subsidiaries.

23.1	Consent of Ernst & Young LLP relating to financial statements of the Trust.

23.2	Consent of Ernst & Young LLP relating to financial statements of the Operating Partnership.

31.1	Certifications of the Chief Executive Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certifications of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.3	Certifications of the Chief Executive Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.4	Certifications of the Chief Financial Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certifications of the Chief Executive Officer of Liberty Property Trust required under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2	Certifications of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.3	Certifications of the Chief Executive Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.4	Certifications of the Chief Financial Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.