Form 10-Q
period 2005-03-31
LIBERTY PROPERTY LIMITED PARTNERSHIP; LIBERTY PROPERTY TRUST
filed 2005-05-06
CIK 921113, 921112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to __________________

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

     Yes ☑ NO ☐

On May 3, 2005, 87,044,077 Common Shares of Beneficial Interest, par value $ .001 per share, of Liberty Property Trust were outstanding.

Liberty Property Trust/Liberty Property Limited Partnership
Form 10-Q for the period ended March 31, 2005

Index		Page
Part I.	Financial Information
Item 1.	Financial Statements (unaudited)
	Condensed consolidated balance sheets of Liberty Property Trust at March 31, 2005 and December 31, 2004	3

	Condensed consolidated statements of operations of Liberty Property Trust for the three months ended March 31, 2005 and March 31, 2004	4

	Condensed consolidated statements of cash flows of Liberty Property Trust for the three months ended March 31, 2005 and March 31, 2004	5

	Notes to Condensed consolidated financial statements of Liberty Property Trust	6

	Condensed consolidated balance sheets of Liberty Property Limited Partnership at March 31, 2005 and December 31, 2004	10

	Condensed consolidated statements of operations of Liberty Property Limited Partnership for the three months ended March 31, 2005 and March 31, 2004	11

	Condensed consolidated statements of cash flows of Liberty Property Limited Partnership for the three months ended March 31, 2005 and March 31, 2004	12

	Notes to Condensed consolidated financial statements of Liberty Property Limited Partnership	13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	23

Item 4.	Controls and Procedures	23

Part II.	Other Information	24

Signatures for Liberty Property Trust		26

Signatures for Liberty Property Limited Partnership		27

Exhibit Index		28
AMENDED AND RESTATED SHARE INCENTIVE PLAN
CERTIFICATIONS OF CEO REQUIRED BY RULE 13A-14(A)
CERTIFICATIONS OF CFO REQUIRED BY RULE 13A-14(A)
CERTIFICATIONS OF CEO REQUIRED BY RULE 13A-14(A)
CERTIFICATIONS OF CFO REQUIRED BY RULE 13A-14(A)
CERTIFICATIONS OF CEO REQUIRED BY RULE 13A-14(B)
CERTIFICATIONS OF CFO REQUIRED BY RULE 13A-14(B)
CERTIFICATIONS OF CEO REQUIRED BY RULE 13A-14(B)
CERTIFICATIONS OF CFO REQUIRED BY RULE 13A-14(B)

CONDENSED CONSOLIDATED BALANCE SHEETS OF LIBERTY PROPERTY TRUST
(In thousands, except share amounts)

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
Real estate:
Land and land improvements	$631,989	$625,035
Building and improvements	3,660,806	3,629,508
Less accumulated depreciation	(713,406)	(695,410)

Operating real estate	3,579,389	3,559,133

Development in progress	184,209	81,099
Land held for development	169,397	171,122

Net real estate	3,932,995	3,811,354

Cash and cash equivalents	36,783	33,667
Restricted cash	17,932	34,626
Accounts receivable	16,042	21,502
Deferred rent receivable	68,594	66,528
Deferred financing and leasing costs, net of accumulated amortization (2005, $97,675; 2004, $91,117)	118,197	107,148
Investments in unconsolidated joint ventures	33,284	24,372
Prepaid expenses and other assets	52,652	63,630

Total assets	$4,276,479	$4,162,827

LIABILITIES
Mortgage loans	$372,660	$366,171
Unsecured notes	1,755,000	1,455,000
Credit facility	125,000	312,000
Accounts payable	21,822	24,288
Accrued interest	22,661	34,994
Dividend payable	54,933	54,485
Other liabilities	106,138	111,764

Total liabilities	2,458,214	2,358,702

Minority interest	205,165	207,866

SHAREHOLDERS’ EQUITY
Common shares of beneficial interest, $.001 par value, 191,200,000 shares authorized, 86,604,902 (includes 59,100 in treasury) and 85,734,136 (includes 59,100 in treasury) shares issued and outstanding as of March 31, 2005 and December 31, 2004, respectively	86	86
Additional paid-in capital	1,742,972	1,708,573
Accumulated other comprehensive income	22,869	25,105
Unearned compensation	(10,796)	(6,846)
Distributions in excess of net income	(140,704)	(129,332)
Common shares in treasury, at cost, 59,100 shares as of March 31, 2005 and December 31, 2004	(1,327)	(1,327)

Total shareholders’ equity	1,613,100	1,596,259

Total liabilities and shareholders’ equity	$4,276,479	$4,162,827

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands, except per share amounts)

	Three Months Ended
	March 31, 2005	March 31, 2004
OPERATING REVENUE
Rental	$121,819	$114,610
Operating expense reimbursement	49,581	45,552

Total operating revenue	171,400	160,162

OPERATING EXPENSE
Rental property	38,259	34,292
Real estate taxes	15,960	15,557
General and administrative	8,313	8,482
Depreciation and amortization	35,100	32,298

Total operating expenses	97,632	90,629

Operating income	73,768	69,533

OTHER INCOME (EXPENSE)
Interest and other income	1,451	2,717
Interest expense	(33,188)	(30,252)

Total other income (expense)	(31,737)	(27,535)

Income before property dispositions, income taxes, minority interest and equity in earnings (loss) of unconsolidated joint ventures	42,031	41,998

Loss on property dispositions, including impairment	(280)	(330)
Income taxes	(534)	(389)
Minority interest	(4,249)	(4,563)
Equity in earnings (loss) of unconsolidated joint ventures	2,020	(405)

Income from continuing operations	38,988	36,311

Discontinued operations, net of minority interest (including net gain on property dispositions of $7,051 and $2,097 for the three months ended March 31, 2005 and 2004)	6,613	2,360

Net income	$45,601	$38,671

Earnings per common share
Basic:
Income from continuing operations	$0.45	$0.43
Income from discontinued operations	0.08	0.03

Income per common share – basic	$0.53	$0.46

Diluted:
Income from continuing operations	$0.45	$0.42
Income from discontinued operations	0.07	0.03

Income per common share – diluted	$0.52	$0.45

Distributions per common share	$0.61	$0.605

Weighted average number of common shares outstanding
Basic	85,867	83,480
Diluted	87,274	85,102

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands)

	Three Months Ended
	March 31, 2005	March 31, 2004
OPERATING ACTIVITIES
Net income	$45,601	$38,671
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,386	32,841
Amortization of deferred financing costs	1,152	1,041
Equity in earnings (loss) of unconsolidated joint ventures	(2,020)	405
Minority interest in net income	4,518	4,667
Gain on property dispositions	(6,771)	(1,767)
Noncash compensation	1,486	938
Changes in operating assets and liabilities:
Restricted cash	16,484	(7,404)
Accounts receivable	5,434	(4,051)
Deferred rent receivable	(2,066)	(2,632)
Prepaid expenses and other assets	(14,551)	(4,002)
Accounts payable	(2,427)	20,802
Accrued interest	(12,333)	(11,845)
Other liabilities	(5,288)	(5,334)

Net cash provided by operating activities	64,605	62,330

INVESTING ACTIVITIES
Investment in properties	(65,706)	(18,833)
Investment in unconsolidated joint ventures	(12,780)	(1,596)
Distributions from unconsolidated joint ventures	4,325	248
Proceeds from disposition of properties/land	28,429	6,063
Investment in development in progress	(25,329)	(19,681)
Investment in land held for development	(45,695)	(5,543)
Increase in deferred leasing costs	(14,376)	(4,740)

Net cash used in investing activities	(131,132)	(44,082)

FINANCING ACTIVITIES
Net proceeds from issuance of common shares	22,291	35,371
Proceeds from issuance of unsecured notes	296,424	—
Proceeds from mortgage loans	—	5,953
Repayments of mortgage loans	(4,239)	(8,061)
Proceeds from credit facility	136,500	65,500
Repayments on credit facility	(323,500)	(49,500)
Increase in deferred financing costs	(6)	(571)
Distributions paid on common shares	(52,248)	(50,146)
Contributions from minority interests	108	132
Distributions paid on units	(4,927)	(5,290)

Net cash provided by (used in) financing activities	70,403	(6,612)

Increase in cash and cash equivalents	3,876	11,636
(Decrease) increase related to foreign currency translation	(760)	1,060
Cash and cash equivalents at beginning of period	33,667	21,809

Cash and cash equivalents at end of period	$36,783	$34,505

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Write-off of fully depreciated property and deferred costs	$11,435	$698
Acquisition of properties	(11,827)	(11,305)
Assumption of mortgage loans	11,827	11,305

See accompanying notes.

Liberty Property Trust
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2005

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements of Liberty Property Trust (the “Trust”) and its subsidiaries, including Liberty Property Limited Partnership (the “Operating Partnership”) (the Trust, the Operating Partnership and their respective subsidiaries are referred to collectively as the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of the Trust and the Operating Partnership for the year ended December 31, 2004. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial statements for these interim periods have been included. The results of interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. Certain amounts from prior periods have been reclassified to conform to current period presentation.

Income per Common Share

The following table sets forth the computation of basic and diluted income per common share for the three months ended March 31, 2005 and 2004 (in thousands except per share amounts):

	For the Three Months Ended March 31, 2005			For the Three Months Ended March 31, 2004
		Weighted			Weighted
		Average			Average
	Income	Shares	Per	Income	Shares	Per
	(Numerator)	(Denominator)	Share	(Numerator)	(Denominator)	Share

Basic income from continuing operations
Income from continuing operations	$38,988	85,867	$0.45	$36,311	83,480	$0.43

Dillutive shares for long-term compensation plans	—	1,407		—	1,622

Diluted income from continuing operations
Income from continuing operations and assumed conversions	38,988	87,274	$0.45	36,311	85,102	$0.42

Basic income from discontinued operations
Discontinued operations net of minority interest	6,613	85,867	$0.08	2,360	83,480	$0.03

Dillutive shares for long-term compensation plans	—	1,407		—	1,622

Diluted income from discontinued operations
Discontinued operations net of minority interest	6,613	87,274	$0.07	2,360	85,102	$0.03

Basic income per common share
Net income	45,601	85,867	$0.53	38,671	83,480	$0.46

Dillutive shares for long-term compensation plans	—	1,407		—	1,622

Diluted income per common share
Net income and assumed conversions	$45,601	87,274	$0.52	$38,671	85,102	$0.45

Stock Based Compensation

At March 31, 2004, the Company had a share-based employee compensation plan. Prior to 2003, the Company accounted for the plan under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Effective January 1, 2003, the Company adopted the fair value recognition provisions of the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” prospectively for all employee option awards granted, modified, or settled after January 1, 2003. Option awards under the Company’s plan vest over three years. Therefore, the cost related to share-based employee compensation included in the determination of net income for the three months ended March 31, 2005 and 2004 is less than that which would have been recognized if the fair value based method had been applied to all option awards since the original effective date of SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested option awards in each period (in thousands, except per share amount).

	Three Months Ended March 31,
	2005	2004
Net income	$45,601	$38,671
Add: Share-based employee compensation expense included in reported net income	102	37
Deduct: Total share-based employee compensation expense determined under fair value based method for all awards	(225)	(310)

Pro forma net income	$45,478	$38,398

Income per common share:
Basic – as reported	$0.53	$0.46
Basic – pro forma	$0.53	$0.46

Diluted – as reported	$0.52	$0.45
Diluted – pro forma	$0.52	$0.45

Foreign Operations

The functional currency for the Company’s United Kingdom operation is pounds sterling. The financial statements for the United Kingdom operation are translated into US dollars prior to the consolidation of these financial statements with those of the Company. Gains and losses resulting from this translation are included in accumulated other comprehensive income as a separate component of shareholders’ equity. Other comprehensive loss was $2.2 million for the three months ended March 31, 2005 and other comprehensive income was $4.5 million for the three months ended March 31, 2004.

Note 2: Organization

The Trust is a self-administered and self-managed Maryland real estate investment trust (a “REIT”). Substantially all of the Trust’s assets are owned directly or indirectly, and substantially all of the Trust’s operations are conducted directly or indirectly, by the Operating Partnership. The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 96.1% and 95.8% of the common equity of the Operating Partnership at March 31, 2005 and 2004, respectively. The Company provides leasing, property management, development, acquisition and other tenant-related services for a portfolio of industrial and office properties which are located principally within the Mid-Atlantic, Southeastern and Midwestern United States.

Note 3: Segment Information

The Company operates its portfolio of properties primarily throughout the Mid-Atlantic, Southeastern and Midwestern United States. Additionally, the Company owns certain assets in the United Kingdom. The Company reviews the performance of the portfolio on a geographical basis. As such, the following regions are considered the Company’s reportable segments:

Reportable Segments	Markets
Delaware Valley	Southeastern Pennsylvania; New Jersey
Midwest	Lehigh Valley, Pennsylvania; Michigan; Minnesota; Milwaukee; Chicago
Mid-Atlantic	Maryland; Piedmont Triad, N.C.; Greenville, S.C.; Richmond; Virginia Beach
Florida	Jacksonville; Orlando; Boca Raton; Tampa; Texas
United Kingdom	County of Kent

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

For the Three Months Ended March 31, 2005
	Delaware Valley		Midwest
	Southeastern		Lehigh				United
	Pennsylvania	Other	Valley	Other	Mid-Atlantic	Florida	Kingdom	Total
Operating revenue	$47,735	$9,848	$21,422	$29,787	$32,466	$24,415	$5,727	$171,400
Rental property expenses and real estate taxes	15,653	3,778	5,850	10,997	9,481	7,331	1,129	54,219

Property level operating income	$32,082	$6,070	$15,572	$18,790	$22,985	$17,084	$4,598	$117,181

Interest and other income								1,451
Interest expense								(33,188)
General and administrative								(8,313)
Depreciation and amortization								(35,100)

Income before property dispositions, income taxes, minority interest and equity in earnings (loss) of unconsolidated joint ventures								42,031
Gain on property dispositions								(280)
Income taxes								(534)
Minority interest								(4,249)
Equity in earnings (loss) of unconsolidated joint ventures								2,020
Discontinued operations, net of minority interest								6,613

Net income								$45,601

For the Three Months Ended March 31, 2004
	Delaware Valley		Midwest
	Southeastern		Lehigh				United
	Pennsylvania	Other	Valley	Other	Mid-Atlantic	Florida	Kingdom	Total
Operating revenue	$45,810	$8,794	$18,663	$29,889	$29,617	$22,900	$4,489	$160,162
Rental property expenses and real estate taxes	14,175	3,224	5,717	10,545	8,337	6,634	1,217	49,849

Property level operating income	$31,635	$5,570	$12,946	$19,344	$21,280	$16,266	$3,272	$110,313

Interest and other income								2,717
Interest expense								(30,252)
General and administrative								(8,482)
Depreciation and amortization								(32,298)

Income before property dispositions, income taxes, minority interest and equity in earnings (loss) of unconsolidated joint ventures								41,998
Loss on property dispositions								(330)
Income taxes								(389)
Minority interest								(4,563)
Equity in earnings (loss) of unconsolidated joint ventures								(405)
Discontinued operations, net of minority interest								2,360

Net income								$38,671

Note 4: SFAS No. 144, “Accounting For The Impairment Or Disposal Of Long-Lived Assets”

In accordance with SFAS No. 144, which the Company adopted on January 1, 2002, net income and gain/(loss) on the disposition of real estate for properties sold subsequent to December 31, 2001 are reflected in the consolidated statements of operations as discontinued operations. The proceeds from the disposition of properties for the three months ended March 31, 2005 were $29.3 million as compared to $5.5 million for the same period in 2004. Below is a summary of the results of operations of the properties disposed of through the respective disposition dates (in thousands):

	Three Months Ended
	March 31, 2005	March 31, 2004
Revenues	$968	$2,125
Operating expenses	(643)	(786)
Interest expense	(259)	(483)
Depreciation and amortization	(235)	(489)

(Loss) income before minority interest	$(169)	$367

Gain or loss on disposition on sales of land and development properties continue to be reflected as a component of income from continuing operations.

Note 5: Impact of Recently Issued Accounting Standards

In March 2005, the Financial Accounting Standards Board issued FASB Staff Position (FSP) FIN 46(R)-5, Implicit Variable Interests under FASB No. 46 (revised December 2003), Consolidation of Variable Interest Entities (VIE’s). The consolidation requirements of FIN 46(R)-5 are clarified under FSP FIN 46(R)-5 and expanded to include implicit variable interest as potential VIE’s. The consolidation requirements of FSP FIN 46(R)-5 apply to the first reporting period beginning after March 3, 2005. The Company was not materially impacted by the provisions of FSP FIN 46(R)-5.

Note 6: Unsecured Notes

In February 2005, the Company issued $300 million of 5.125% senior unsecured notes maturing on March 2, 2015. The proceeds from this issuance were used to pay down outstanding borrowings under the Company’s unsecured credit facility and for general corporate purposes.

CONDENSED CONSOLIDATED BALANCE SHEETS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(In thousands)

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
Real estate:
Land and land improvements	$631,989	$625,035
Building and improvements	3,660,806	3,629,508
Less accumulated depreciation	(713,406)	(695,410)

Operating real estate	3,579,389	3,559,133

Development in progress	184,209	81,099
Land held for development	169,397	171,122

Net real estate	3,932,995	3,811,354

Cash and cash equivalents	36,783	33,667
Restricted cash	17,932	34,626
Accounts receivable	16,042	21,502
Deferred rent receivable	68,594	66,528
Deferred financing and leasing costs, net of accumulated amortization (2005, $97,675; 2004, $91,117)	118,197	107,148
Investments in unconsolidated joint ventures	33,284	24,372
Prepaid expenses and other assets	52,652	63,630

Total assets	$4,276,479	$4,162,827

LIABILITIES
Mortgage loans	$372,660	$366,171
Unsecured notes	1,755,000	1,455,000
Credit facility	125,000	312,000
Accounts payable	21,822	24,288
Accrued interest	22,661	34,994
Distribution payable	54,933	54,485
Other liabilities	106,138	111,764

Total liabilities	2,458,214	2,358,702

Minority interest	4,076	3,980

OWNERS’ EQUITY
General partner’s equity – common units	1,613,100	1,596,259
Limited partners’ equity – preferred units	135,471	135,471
– common units	65,618	68,415

Total owners’ equity	1,814,189	1,800,145

Total liabilities and owners’ equity	$4,276,479	$4,162,827

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands, except per unit amounts)

	Three Months Ended
	March 31, 2005	March 31, 2004
OPERATING REVENUE
Rental	$121,819	$114,610
Operating expense reimbursement	49,581	45,552

Total operating revenue	171,400	160,162

OPERATING EXPENSE
Rental property	38,259	34,292
Real estate taxes	15,960	15,557
General and administrative	8,313	8,482
Depreciation and amortization	35,100	32,298

Total operating expenses	97,632	90,629

Operating income	73,768	69,533

OTHER INCOME (EXPENSE)
Interest and other income	1,451	2,717
Interest expense	(33,188)	(30,252)

Total other income (expense)	(31,737)	(27,535)

Income before property dispositions, income taxes, minority interest and equity in earnings (loss) of unconsolidated joint ventures	42,031	41,998

Loss on property dispositions	(280)	(330)
Income taxes	(534)	(389)
Minority interest	13	131
Equity in earnings (loss) of unconsolidated joint ventures	2,020	(405)

Income from continuing operations	43,250	41,005

Discontinued operations (including net gain on property dispositions of $7,051 and $2,097 for the three months ended March 31, 2005 and 2004)	6,882	2,464

Net income	50,132	43,469

Preferred unit distributions	2,676	3,104

Income available to common unitholders	$47,456	$40,365

Earnings per common unit
Basic:
Income from continuing operations	$0.45	$0.43
Income from discontinued operations	0.08	0.03

Income per common unit – basic	$0.53	$0.46

Diluted:
Income from continuing operations	$0.45	$0.42
Income from discontinued operations	0.07	0.03

Income per common unit – diluted	$0.52	$0.45

Distributions per common unit	$0.61	$0.605

Weighted average number of common units outstanding
Basic	89,533	87,178
Diluted	90,940	88,800

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands)

	Three Months Ended
	March 31, 2005	March 31, 2004
OPERATING ACTIVITIES
Net income	$50,132	$43,469
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,386	32,841
Amortization of deferred financing costs	1,152	1,041
Equity in earnings (loss) of unconsolidated joint ventures	(2,020)	405
Minority interest in net income	(13)	(131)
Gain on property dispositions	(6,771)	(1,767)
Noncash compensation	1,486	938
Changes in operating assets and liabilities:
Restricted cash	16,484	(7,404)
Accounts receivable	5,434	(4,051)
Deferred rent receivable	(2,066)	(2,632)
Prepaid expenses and other assets	(14,551)	(4,002)
Accounts payable	(2,427)	20,802
Accrued interest	(12,333)	(11,845)
Other liabilities	(5,288)	(5,334)

Net cash provided by operating activities	64,605	62,330

INVESTING ACTIVITIES
Investment in properties	(65,706)	(18,833)
Investment in unconsolidated joint ventures	(12,780)	(1,596)
Distributions from unconsolidated joint ventures	4,325	248
Proceeds from disposition of properties/land	28,429	6,063
Investment in development in progress	(25,329)	(19,681)
Investment in land held for development	(45,695)	(5,543)
Increase in deferred leasing costs	(14,376)	(4,740)

Net cash used in investing activities	(131,132)	(44,082)

FINANCING ACTIVITIES
Proceeds from issuance of unsecured notes	296,424	—
Proceeds from mortgage loans	—	5,953
Repayments of mortgage loans	(4,239)	(8,061)
Proceeds from credit facility	136,500	65,500
Repayments on credit facility	(323,500)	(49,500)
Increase in deferred financing costs	(6)	(571)
Capital contributions	22,291	35,371
Distributions to partners	(57,067)	(55,304)

Net cash provided by (used in) financing activities	70,403	(6,612)

Increase in cash and cash equivalents	3,876	11,636
(Decrease) increase related to foreign currency translation	(760)	1,060
Cash and cash equivalents at beginning of period	33,667	21,809

Cash and cash equivalents at end of period	$36,783	$34,505

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Write-off of fully depreciated property and deferred costs	$11,435	$698
Acquisition of properties	(11,827)	(11,305)
Assumption of mortgage loans	11,827	11,305

See accompanying notes.

Liberty Property Limited Partnership
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2005

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements of Liberty Property Limited Partnership (the “Operating Partnership”) and its direct and indirect subsidiaries, have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of Liberty Property Trust (the “Trust”) and the Operating Partnership for the year ended December 31, 2004. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial statements for these interim periods have been included. The results of interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. Certain amounts from prior periods have been reclassified to conform to current period presentation.

Income per Common Unit

The following table sets forth the computation of basic and diluted income per common unit for the three months ended March 31, 2005 and 2004 (in thousands, except per unit amounts):

	For the Three Months Ended March 31, 2005			For the Three Months Ended March 31, 2004
		Weighted			Weighted
		Average			Average
	Income	Units	Per	Income	Units	Per
	(Numerator)	(Denominator)	Unit	(Numerator)	(Denominator)	Unit
Income from continuing operations	$43,250			$41,005
Less: Preferred unit distributions	(2,676)			(3,104)

Basic income from continuing operations
Income from continuing operations available to common unitholders	40,574	89,533	$0.45	37,901	87,178	$0.43

Dillutive units for long-term compensation plans	—	1,407		—	1,622

Diluted income from continuing operations
Income from continuing operations available to common unitholders and assumed conversions	40,574	90,940	$0.45	37,901	88,800	$0.42

Basic income from discontinued operations
Discontinued operations	6,882	89,533	$0.08	2,464	87,178	$0.03

Dillutive units for long-term compensation plans	—	1,407		—	1,622

Diluted income from discontinued operations
Discontinued operations	6,882	90,940	$0.07	2,464	88,800	$0.03

Basic income per common unit
Income available to common unitholders	47,456	89,533	$0.53	40,365	87,178	$0.46

Dillutive units for long-term compensation plans	—	1,407		—	1,622

Diluted income per common unit
Income available to common unitholders and assumed conversions	$47,456	90,940	$0.52	$40,365	88,800	$0.45

Foreign Operations

The functional currency for the Company’s United Kingdom operation is pounds sterling. The financial statements for the United Kingdom operation are translated into US dollars prior to the consolidation of these financial statements with those of the Company. Gains and losses resulting from this translation are included in accumulated other comprehensive income as a component of owners’ equity. Other comprehensive loss was $2.2 million for the three months ended March 31, 2005 and other comprehensive income was $4.5 million for the three months ended March 31, 2004.

Note 2: Organization

The Trust, the general partner of Liberty Property Limited Partnership, is a self-administered and self-managed Maryland real estate investment trust (a “REIT”). Substantially all of the Trust’s assets are owned directly or indirectly, and substantially all of the Trust’s operations are conducted directly or indirectly, by the Operating Partnership (the Trust, the Operating Partnership and their respective subsidiaries, are referred to collectively as, the “Company”). The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 96.1% and 95.8% of the common equity of the Operating Partnership at March 31, 2005 and 2004, respectively. The Company provides leasing, property management, development, acquisition, and other tenant-related services for a portfolio of industrial and office properties which are located principally within the Mid-Atlantic, Southeastern and Midwestern United States.

Note 3: Segment Information

The Company operates its portfolio of properties primarily throughout the Mid-Atlantic, Southeastern and Midwestern United States. Additionally, the Company owns certain assets in the United Kingdom. The Company reviews the performance of the portfolio on a geographical basis, as such, the following regions are considered the Company’s reportable segments:

Reportable Segments	Markets
Delaware Valley	Southeastern Pennsylvania; New Jersey
Midwest	Lehigh Valley, Pennsylvania; Michigan; Minnesota; Milwaukee; Chicago
Mid-Atlantic	Maryland; Piedmont Triad, N.C.; Greenville, S.C.; Richmond; Virginia Beach
Florida	Jacksonville; Orlando; Boca Raton; Tampa; Texas
United Kingdom	County of Kent

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

For the Three Months Ended March 31, 2005
	Delaware Valley		Midwest
	Southeastern		Lehigh				United
	Pennsylvania	Other	Valley	Other	Mid-Atlantic	Florida	Kingdom	Total
Operating revenue	$47,735	$9,848	$21,422	$29,787	$32,466	$24,415	$5,727	$171,400
Rental property expenses and real estate taxes	15,653	3,778	5,850	10,997	9,481	7,331	1,129	54,219

Property level operating income	$32,082	$6,070	$15,572	$18,790	$22,985	$17,084	$4,598	$117,181

Interest and other income								1,451
Interest expense								(33,188)
General and administrative								(8,313)
Depreciation and amortization								(35,100)

Income before property dispositions, income taxes, minority interest and equity in earnings (loss) of unconsolidated joint ventures								42,031
Loss on property dispositions								(280)
Income taxes								(534)
Minority interest								13
Equity in earnings (loss) of unconsolidated joint ventures								2,020
Discontinued operations								6,882
Preferred unit distributions								(2,676)

Income available to common unitholders								$47,456

For the Three Months Ended March 31, 2004
	Delaware Valley		Midwest
	Southeastern		Lehigh				United
	Pennsylvania	Other	Valley	Other	Mid-Atlantic	Florida	Kingdom	Total
Operating revenue	$45,810	$8,794	$18,663	$29,889	$29,617	$22,900	$4,489	$160,162
Rental property expenses and real estate taxes	14,175	3,224	5,717	10,545	8,337	6,634	1,217	49,849

Property level operating income	$31,635	$5,570	$12,946	$19,344	$21,280	$16,266	$3,272	$110,313

Interest and other income								2,717
Interest expense								(30,252)
General and administrative								(8,482)
Depreciation and amortization								(32,298)

Income before property dispositions, income taxes, minority interest and equity in earnings (loss) of unconsolidated joint ventures								41,998
Loss on property dispositions								(330)
Income taxes								(389)
Minority interest								131
Equity in earnings (loss) of unconsolidated joint ventures								(405)
Discontinued operations								2,464
Preferred unit distributions								(3,104)

Income available to common unitholders								$40,365

Note 4: SFAS No. 144, “Accounting For The Impairment Or Disposal Of Long-Lived Assets”

In accordance with SFAS No. 144, which the Company adopted on January 1, 2002, net income and gain/(loss) on the disposition of real estate for properties sold subsequent to December 31, 2001 are reflected in the consolidated statements of operations as discontinued operations. The proceeds from the disposition of properties for the three months ended March 31, 2005 were $29.3 million as compared to $5.5 million for the same period in 2004. Below is a summary of the results of operations of the properties disposed of through the respective disposition dates (in thousands):

	Three Months Ended
	March 31, 2005	March 31, 2004
Revenues	$968	$2,125
Operating expenses	(643)	(786)
Interest expense	(259)	(483)
Depreciation and amortization	(235)	(489)

(Loss) income	$(169)	$367

Gain or loss on disposition on sales of land and development properties continue to be reflected as a component of income from continuing operations.

Note 5: Impact of Recently Issued Accounting Standards

In March 2005, the Financial Accounting Standards Board issued FASB Staff Position (FSP) FIN 46(R)-5, Implicit Variable Interests under FASB No. 46 (revised December 2003), Consolidation of Variable Interest Entities (VIE’s). The consolidation requirements of FIN 46(R)-5 are clarified under FSP FIN 46(R)-5 and expanded to include implicit variable interest as potential VIE’s. The consolidation requirements of FSP FIN 46(R)-5 apply to the first reporting period beginning after March 3, 2005. The Company was not materially impacted by the provisions of FSP FIN 46(R)-5.

Note 6: Unsecured Notes

In February 2005, the Company issued $300 million of 5.125% senior unsecured notes maturing on March 2, 2015. The proceeds from this issuance were used to pay down outstanding borrowings under the Company’s unsecured credit facility and for general corporate purposes.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company has an ownership interest in and operates 441 industrial and 283 office properties located primarily in the Mid-Atlantic, Southeastern and Midwestern United States (the “Properties in Operation”) totaling 61.9 million square feet. In addition, as of March 31, 2005, the Company had 20 properties under development (the “Properties under Development” and, together with the Properties in Operation, the “Properties”) and owned 1,652 acres of land, substantially all of which is zoned for commercial use. Included within the 441 industrial properties above are 27 properties comprising 3.2 million square feet and included within the land above are 268 acres of developable land all owned by unconsolidated joint ventures.

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

In 2005 the Company continued to experience the effects of the generally slow real estate economy that has persisted since 2002. This economy has presented a particularly difficult real estate market for landlords. These circumstances impacted many aspects of the Company’s business.

Revenue from the Properties in Operation which represents over 90% of the Company’s revenue, was subjected to market conditions characterized by an oversupply of leaseable space and soft demand. These conditions resulted in downward pressure on rental rates and upward pressure on lease transaction costs. In the face of these conditions, the Company successfully leased 2.3 million square feet during the three months ended March 31, 2005 and attained occupancy of 91.3% as of that date, which it believes represents performance which is substantially better than market. The Company believes that these trends for the Properties in Operation (i.e., oversupply of leaseable space, downward pressure on rents, upward pressure on transaction costs), which have persisted in 2003 and 2004, will continue in the aggregate for the remainder of 2005, notwithstanding improvements in some markets. Although rental rates in certain markets are starting to stabilize and there will be selected increases in rents on renewal or replacement leases, generally rents on renewal or replacement leases for 2005 will be less than rents on expiring leases.

During the three months ended March 31, 2005, conditions for the acquisition of properties were very competitive. The Company, however, acquired five buildings representing 1.0 million square feet and a Total Investment of $64.6 million. These acquisitions generally served to increase the presence or balance the product mix in markets the Company believes to have significant potential. For 2005, the Company believes that property acquisitions will be in the $200 to $300 million range and certain of the acquired properties will be either vacant or under leased. The Company believes that these properties are more attractively priced and will positively contribute to earnings upon lease up and stabilization.

Dispositions of Properties which no longer fit within the Company’s strategic objectives or in situations where the Company can optimize cash proceeds continued in the first quarter of 2005. During the first quarter, the Company sold two operating properties representing 294,000 square feet for proceeds of $29.3 million. In addition, an unconsolidated joint venture in which the Company has a 25% interest sold three properties representing 397,000 square feet for proceeds to the joint venture of $21.1 million. The Company anticipates that dispositions will be in the $75 to $150 million range in 2005.

In 2005, the Company continued to pursue development opportunities. During the first quarter of 2005, the Company brought into service one development property representing 31,000 square feet and a Total Investment of $3.6 million and initiated $508.4 million in real estate development, including the Comcast Center as described below. The Company believes that in 2005 build-to-suit activity will continue and that conditions in certain markets may continue to support the initiation of inventory projects (i.e., projects that are less than 75% leased prior to the commencement of construction). In January 2005, the Company commenced construction of a 1.2 million square foot, $437 million office tower in Philadelphia’s central business district it refers to as “Comcast Center.” Comcast Corporation has signed a lease for 534,000 square feet of space in this office tower.

The composition of the Company’s Properties in Operation as of March 31, 2005 and 2004 is as follows (in thousands, except dollars and percentages):

	Net Rent
	Per Square Foot		Total Square Feet		Percent Occupied
	March 31,		March 31,		March 31,
	2005	2004	2005	2004	2005	2004
Industrial-Distribution	$4.27	$4.41	29,200	25,068	93.3%	93.0%
Industrial-Flex	$8.86	$8.75	13,249	13,411	89.7%	91.6%
Office	$14.37	$14.34	19,499	18,903	89.5%	89.4%

	$8.35	$8.62	61,948	57,382	91.3%	91.5%

Geographic segment data for the three months ended March 31, 2005 and 2004 are included in Note 3 to the Liberty Property Trust and Liberty Property Limited Partnership financial statements.

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

Critical Accounting Policies and Estimates

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 for a discussion of critical accounting policies which include capitalized costs, allowances for doubtful accounts, impairment of real estate and intangibles. During the three months ended March 31, 2005 there were no material changes to these policies.

Results of Operations

The following discussion is based on the consolidated financial statements of the Company. It compares the results of operations of the Company for the three months ended March 31, 2005 with the results of operations of the Company for the three months ended March 31, 2004. As a result of the varying levels of development, acquisition and disposition activities by the Company in 2005 and 2004, the overall operating results of the Company during such periods are not directly comparable. However, certain data, including the Same Store comparison, do lend themselves to direct comparison.

This information should be read in conjunction with the accompanying condensed consolidated financial statements and notes included elsewhere in this report.

Comparison of Three Months Ended March 31, 2005 to Three Months Ended March 31, 2004.
The Company’s average gross investment in operating real estate owned for the three months ended March 31, 2005 increased to $4,273.7 million from $3,947.4 million at March 31, 2004. This increase resulted from the increased investment in real estate acquired or developed, partially offset by Property dispositions. This increased investment in operating real estate resulted in increases in rental revenue, rental property operating expenses and real estate taxes, and depreciation and amortization expense.

Total operating revenue increased to $171.4 million for the three months ended March 31, 2005 from $160.2 million for the three months ended March 31, 2004. This $11.2 million increase was primarily due to the net increase in investment in real estate. “Termination fees” which totaled $2.0 million for the three months ended March 31, 2005 as compared to $1.8 million for the same period in 2004 accounted for $0.2 million of the increase. “Termination Fees” are fees that the Company agrees to accept in consideration for permitting certain tenants to terminate their leases prior to the contractual expiration date. Termination Fees are included in rental revenue.

The Company evaluates the performance of the Properties in Operation by reportable segment (see Note 3 to the Company’s financial statements). The property level operating income for the Lehigh Valley and United Kingdom segments increased by 20.3% and 40.5%, respectively, for the three months ended March 31, 2005 as compared to 2004. There was no significant change in property level operating income for the Company’s other segments. The increase in the Lehigh Valley segment is primarily due to the delivery of $26.5 million in completed developments and property acquisitions of $91.6 million in 2004. The increase in the United Kingdom segment is primarily due to an increase in occupancy.

Property level operating income, exclusive of Termination Fees, for the Same Store properties decreased to $107.5 million for the three months ended March 31, 2005 from $108.5 million for the three months ended March 31, 2004, on a straight line basis (which recognizes rental revenue evenly over the life of the lease) and decreased to $105.2 million for the three months ended March 31, 2005 from $105.7 million for the three months ended March 31, 2004 on a cash basis. These decreases of 0.9% and 0.4%, respectively, were primarily due to decreases in rental rates. At March 31, 2005, the occupancy of the Same Store portfolio increased to 92.6% as compared to 92.5% at March 31, 2004.

Management generally considers the performance of the Same Store properties to be a useful financial performance measure because the results are directly comparable from period to period. Management further believes that the performance comparison should exclude Termination Fees since they are more event specific and are not representative of ordinary performance results. In addition, Same Store property level operating income exclusive of Termination Fees is considered, by management, to be a more reliable indicator of the portfolio’s baseline performance. The Same Store properties consist of the 660 properties totaling approximately 52.6 million square feet owned since January 1, 2004.

Set forth below is a schedule comparing the property level operating income, on a straight line basis and on a cash basis, for the Same Store properties for the three months ended March 31, 2005 and 2004. Same Store property level operating income is a non-GAAP measure and does not represent income before property dispositions, income taxes and minority interest because it does not reflect the consolidated operations of the Company. Investors should review Same Store results, along with Funds from operations (see Liquidity and Resource section), GAAP net income and cash flow from operating activities, investing activities and financing activities when trying to understand the Company’s operating performance. Also, set forth below is a reconciliation of Same Store property level operating income to net income.

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Same Store:
Rental revenue	$111,727	$111,925

Operating expenses:
Rental property expense	36,907	34,007
Real estate taxes	14,767	15,209
Operating expense recovery	(47,448)	(45,769)

Unrecovered operating expenses	4,226	3,447

Property level operating income	107,501	108,478
Less straight line rent	2,258	2,796

Cash basis property level operating income	$105,243	$105,682

Reconciliation of non-GAAP financial measure:
Property level operating income – same store	$107,501	$108,478
Property level operating income – properties purchased or developed subsequent to January 1, 2004	7,681	15
Termination fees	1,999	1,820
General and administrative expense	(8,313)	(8,482)
Depreciation and amortization expense	(35,100)	(32,298)
Other income (expense)	(31,737)	(27,535)
Loss on property dispositions	(280)	(330)
Income taxes	(534)	(389)
Minority interest	(4,249)	(4,563)
Equity in earnings (loss) of unconsolidated joint ventures	2,020	(405)
Discontinued operations, net of minority interest	6,613	2,360

Net income	$45,601	$38,671

General and administrative expenses decreased to $8.3 million for the three months ended March 31, 2005 from $8.5 million for the three months ended March 31, 2004. Increases in salaries and increases in personnel consistent with the increase in the number of properties and the size of the Company were offset by decreases in costs relating to the Company’s investment in its enterprise resource planning software.

Depreciation and amortization increased to $35.1 million for the three months ended March 31, 2005 from $32.3 million for the three months ended March 31, 2004. The increase was primarily due to the increase in gross investment in operating real estate during the respective periods and particularly the increased investment in leasing costs, which are amortized over a relatively shorter period than buildings and improvements.

Interest expense increased to $33.2 million for the three months ended March 31, 2005 from $30.3 million for the three months ended March 31, 2004. This increase was due to an increase in the average debt outstanding for the respective periods, which was $2,192.9 million in 2005 and $1,899.5 million in 2004. The effect of the increases in the average debt outstanding was offset by decreases in the weighted average interest rates for the periods, to 6.63% in 2005 from 6.80% in 2004.

Costs directly related to the development of rental properties and land being readied for development are capitalized. Capitalized development costs include interest, development related salaries, property taxes, insurance and other directly identifiable costs during the period of development. Capitalized interest for the three months ended March 31, 2005 was $3.6 million as compared to $3.5 million for the three months ended March 31, 2004. Capitalized development related salaries and benefits historically represent approximately 1% of the cost of developed properties brought into service.

As a result of the foregoing, the Company’s net income increased to $45.6 million for the three months ended March 31, 2005 from $38.7 million for the three months ended March 31, 2004.

Liquidity and Capital Resources

As of March 31, 2005, the Company had cash and cash equivalents of $54.7 million, including $17.9 million in restricted cash.

Net cash flow provided by operating activities increased to $64.6 million for the three months ended March 31, 2005 from $62.3 million for the three months ended March 31, 2004. This $2.3 million increase was due to increased cash flow from operating properties due to the greater number of properties owned in 2005 compared to 2004 and also due to fluctuations in operating assets and liabilities during the respective periods. Net cash flow provided by operations is the primary source of liquidity to fund distributions to shareholders and for the recurring capital expenditures and leasing transaction costs for the Company’s Properties in Operation.

Net cash used in investing activities increased to $131.1 million for the three months ended March 31, 2005 from $44.1 million for the three months ended March 31, 2004. This $87.0 million increase primarily resulted from an increased investment in properties and an increased investment in land held for development compared to 2004 partially offset by an increase in proceeds from the disposition of properties and land.

Net cash provided by financing activities was $70.4 million for the three months ended March 31, 2005 compared to $6.6 million used for the three months ended March 31, 2004. This $77.0 million change was primarily due to the issuance of $300 million of unsecured notes in 2005 offset by net activity on the unsecured credit facility. Net cash provided by or used in financing activities includes proceeds from the issuance of equity and debt, net of debt repayments and shareholder distributions. Cash provided by financing activities is a source of capital utilized by the Company to fund investment activities.

The Company funds its development and acquisitions with long-term capital sources including proceeds from the disposition of Properties. For the three months ended March 31, 2005, these activities were funded through a $450 million Credit Facility (the “$450 million Credit Facility”). The interest rate on borrowings under the credit facility fluctuate based upon ratings from Moody’s Investors Service, Inc. (“Moody’s”), Standard and Poor’s Ratings Group (“S&P”) and Fitch, Inc. (“Fitch”). The current ratings for the Company’s senior unsecured debt are Baa2, BBB and BBB from Moody’s, S&P and Fitch, respectively. At these ratings, the interest rate for borrowings under the $450 million

Credit Facility is 70 basis points over LIBOR. The $450 million Credit Facility expires in January 2006, and has a one year extension option.

The Company uses debt financing to lower its overall cost of capital in an attempt to increase the return to shareholders. The Company staggers its debt maturities and maintains debt levels it considers to be prudent. In determining its debt levels, the Company considers various financial measures including the debt to gross assets ratio and the earnings to fixed charge coverage ratio. As of March 31, 2005 the Company’s debt to gross assets ratio was 45.1%, and for the three months ended March 31, 2005, the earnings to fixed charge coverage ratio was 2.8x. Debt to gross assets equals total long-term debt and borrowings under the $450 million Credit Facility divided by total assets plus accumulated depreciation. Earnings to fixed charges equals income from continuing operations before property dispositions and minority interest, including operating activity from discontinued operations, plus interest expense and depreciation and amortization, divided by interest expense, including capitalized interest, plus distributions on preferred shares and units.

As of March 31, 2005, $372.7 million in mortgage loans and $1,755.0 million in unsecured notes were outstanding with a weighted average interest rate of 6.9%. The interest rates on $2,055.4 million of mortgage loans and unsecured notes are fixed and range from 5.125% to 9.75%. Interest rates on $72.3 million of mortgage loans float with the base rate of the respective lending bank or a municipal bond index. The weighted average remaining term for the mortgage loans and unsecured notes is 6.1 years.

The scheduled maturities and principal amortization of the Company’s mortgage loans, unsecured notes and borrowings under the $450 million Credit Facility and the related weighted average interest rates as of March 31, 2005 are as follows (in thousands, except percentages):

	MORTGAGES					WEIGHTED
	PRINCIPAL	PRINCIPAL	UNSECURED	CREDIT		AVERAGE
	AMORTIZATION	MATURITIES	NOTES	FACILITY	TOTAL	INTEREST RATE
2005 (9 months)	$6,627	$145,615	$—	$—	$152,242	7.22%
2006	6,767	70,775	100,000	125,000	302,542	5.48%
2007	5,855	1,553	100,000	—	107,408	7.26%
2008	5,512	34,824	—	—	40,336	7.12%
2009	3,110	46,164	270,000	—	319,274	7.78%
2010	2,121	4,747	200,000	—	206,868	8.41%
2011	1,713	3,533	250,000	—	255,246	7.26%
2012	684	33,060	235,000	—	268,744	6.47%
2014	—	—	200,000	—	200,000	5.65%
2015	—	—	300,000	—	300,000	5.13%
2018	—	—	100,000	—	100,000	7.50%

	$32,389	$340,271	$1,755,000	$125,000	$2,252,660	6.68%

The Company anticipates that it will refinance or retire these maturities through its available source of capital.

General

The Company has continued to focus on the performance of the Same Store portfolio. In addition, the Company has continued to pursue development and acquisition opportunities and the strategic disposition of certain properties. The Company attempts to outperform in its markets by maintaining higher than market occupancy levels and obtaining higher than market rental rates.

The expiring square feet and annual net rent by year for the Properties in Operation as of March 31, 2005 are as follows (in thousands):

	Industrial-		Industrial-
	Distribution		Flex		Office		Total
	Square	Annual	Square	Annual	Square	Annual	Square	Annual
	Feet	Net Rent	Feet	Net Rent	Feet	Net Rent	Feet	Net Rent
2005 (9 months)	2,037	$9,760	1,493	$11,879	2,532	$36,767	6,062	$58,406
2006	3,479	13,625	2,176	20,034	1,546	21,807	7,201	55,466
2007	3,582	16,580	1,842	16,982	1,916	27,560	7,340	61,122
2008	4,382	18,260	2,160	20,449	2,429	36,312	8,971	75,021
2009	2,829	13,842	1,523	14,708	2,696	42,566	7,048	71,116
2010	1,175	6,154	913	9,250	1,247	20,812	3,335	36,216
Thereafter	9,754	51,794	1,784	21,495	5,081	94,990	16,619	168,279

TOTAL	27,238	$130,015	11,891	$114,797	17,447	$280,814	56,576	$525,626

The Company believes that its existing sources of capital will provide sufficient funds to finance its continued development and acquisition activities. The scheduled deliveries of the 4.1 million square feet of Properties under Development as of March 31, 2005 are as follows (dollars in thousands):

	Square Feet
Scheduled	Industrial-	Industrial-			Percent	Total
In-Service Date	Distribution	Flex	Office	Total	Leased	Investment
2nd Quarter 2005	—	59,080	74,099	133,179	88.8%	$14,519
3rd Quarter 2005	117,603	—	35,157	152,760	91.9%	16,515
4th Quarter 2005	1,133,600	—	100,000	1,233,600	91.7%	81,062
1st Quarter 2006	—	59,080	102,000	161,080	44.0%	21,178
2nd Quarter 2006	25,000	83,200	872,158	980,358	2.3%	46,907
3rd Quarter 2006	—	34,500	88,855	123,355	11.2%	20,754
4th Quarter 2006	—	—	64,515	64,515	—	11,464
Thereafter	—	—	1,239,818	1,239,818	43.1%	437,347

TOTAL	1,276,203	235,860	2,576,602	4,088,665	49.7%	$649,746

The Company’s existing sources of capital include the public debt and equity markets, proceeds from Property dispositions, equity contributions by joint venture partners and net cash provided from operating activities. Additionally, the Company expects to incur variable rate debt, including borrowings under the $450 million Credit Facility, from time to time.

In February 2005, the Company consummated the sale of $300 million principal amount of 5.125% senior unsecured notes due 2015. The aggregate net proceeds from such issuance was approximately $296.4 million. The Company used the aggregate net proceeds to pay down outstanding borrowings under the $450 million Credit Facility and for general corporate purposes.

The Company has an effective S-3 shelf registration statement on file with the SEC (the “Shelf Registration Statement”). As of May 3, 2005, pursuant to the Shelf Registration Statement, the Trust had the capacity to issue up to $586.1 million in equity securities and the Operating Partnership had the capacity to issue up to $306.2 million in debt securities.

Investment in Unconsolidated Joint Ventures

As of March 31, 2005, the Company had investments in unconsolidated joint ventures, totaling $33.3 million.

Calculation of Funds from Operations

The National Association of Real Estate Investment Trusts (“NAREIT”) has issued a standard definition for Funds from operations (as defined below). The SEC has agreed to the disclosure of this non-GAAP financial measure on a per share basis in its Release No. 34-47226, Conditions for Use of Non-GAAP Financial Measures. The Company believes that the calculation of Funds from operations is helpful to investors and management as it is a measure of the Company’s operating performance that excludes depreciation and amortization and gains and losses from property dispositions. As a result, year over year comparison of Funds from operations reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, providing perspective not immediately apparent from net income. In addition, management believes that Funds from operations provides useful information to the investment community about the Company’s financial performance when compared to other REITs since Funds from operations is generally recognized as the standard for reporting the operating performance of a REIT. Funds from operations available to common shareholders is defined by NAREIT as net income (computed in accordance with generally accepted accounting principles (“GAAP”)), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Funds from operations available to common shareholders does not represent net income or cash flows from operations as defined by GAAP and does not necessarily indicate that cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income as an indicator of the Company’s operating performance or to cash flows as a measure of liquidity.

Funds from operations available to common shareholders also does not represent cash flows generated from operating, investing or financing activities as defined by GAAP. Funds from operations (“FFO”) available to common shareholders for the three months ended March 31, 2005, and 2004 are as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2005	2004
Basic — Income available to common shareholders	$45,601	$38,671
Basic – income available to common shareholders per weighted average share	$.53	$.46

Adjustments:
Depreciation and amortization of unconsolidated joint ventures	366	886
Depreciation and amortization	34,698	32,012
Gain on property dispositions	(8,867)	(1,767)
Minority interest share in addback for depreciation and amortization and gain on property dispositions	(1,024)	(1,311)

Funds from operations available to common shareholders — basic	$70,774	$68,491

Basic Funds from operations available to common shareholders per weighted average share	$.82	$.82

Reconciliation of net income to FFO – diluted:
Diluted – income available to common shareholders	$45,601	$38,671
Diluted – income available to common shareholders per weighted average share	$.52	$.45

Adjustments:
Depreciation and amortization of unconsolidated joint ventures	366	886
Depreciation and amortization	34,698	32,012
Gain on property dispositions	(8,867)	(1,767)
Minority interest less preferred share distributions	1,855	1,694

Funds from operations available to common shareholders – diluted	$73,653	$71,496

Diluted Funds from operations available to common shareholders per weighted average share	$.81	$.81

Reconciliation of weighted average shares:
Weighted average common shares – all basic calculations	85,867	83,480
Dilutive shares for long term compensation plans	1,407	1,622

Diluted shares for net income calculations	87,274	85,102
Weighted average common units	3,666	3,698

Diluted shares for Funds from operations calculations	90,940	88,800

Inflation

Inflation has remained relatively low during the last three years, and as a result, it has not had a significant impact on the Company during this period. The $450 million Credit Facility bears interest at a variable rate; therefore, the amount of interest payable under the $450 million Credit Facility will be influenced by changes in short-term interest rates, which tend to be sensitive to inflation. To the extent an increase in inflation would result in increased operating costs, such as in insurance, real estate taxes and utilities, substantially all of the tenants’ leases require the tenants to absorb these costs as part of their rental obligations. In addition, inflation also may have the effect of increasing market rental rates.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the Company’s exposure to market risk since its Annual Report on Form 10-K for the year ended December 31, 2004.

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

A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2005 that have materially affected or are reasonable likely to materially affect the Company’s internal control over financial reporting.

Part II: Other Information

Item 1.	Legal Proceedings

None.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

In February, 2005, certain individuals acquired a total of 150,000 common shares of beneficial interest of Liberty Property Trust in exchange for the same number of units of limited partnership interest in Liberty Property Limited Partnership. Such persons acquired these units of limited partnership interest in connection with their contribution to the Operating Partnership of certain assets in 1998. The exchange of the common shares of beneficial interest for the units of limited partnership interest is exempt from the registration requirement of the Securities Act of 1933, as amended, pursuant to Section 4 (2) thereunder.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

	4.1	Eighth Supplemental Indenture, dated as of March 1, 2005, between Liberty Property Limited Partnership, as Issuer, and Bank One Trust Company, as Trustee (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K/A of the Registrants, filed with the Securities and Exchange Commission on March 1, 2005).

	10.1.1*†	Liberty Property Trust Amended and Restated Share Incentive Plan dated as of March 15, 2005.

	10.1.2†	Description of Compensation of Non-Employee Trustees (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrants, filed with the Securities and Exchange Commission on February 23, 2005).

	10.2†	Form of Restricted Share Grant under the Liberty Property Trust Amended and Restated Share Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrants, filed with the Securities and Exchange Commission on February 24, 2005).

	10.3†	Form of Option Grant under the Liberty Property Trust Amended and Restated Share Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Registrants, filed with the Securities and Exchange Commission on February 24, 2005).

	10.4†	Certain Elements of the Liberty Property Trust Executive Compensation Program (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of the Registrants, filed with the Securities and Exchange Commission on February 24, 2005).

	31.1*	Certifications of the Chief Executive Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

	31.2*	Certifications of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.3*	Certifications of the Chief Executive Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.4*	Certifications of the Chief Financial Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certifications of the Chief Executive Officer of Liberty Property Trust required under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2*	Certifications of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.3*	Certifications of the Chief Executive Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.4*	Certifications of the Chief Financial Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

*	Filed herewith.
†	Represents a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY PROPERTY TRUST

/s/ WILLIAM P. HANKOWSKY	May 6, 2005

William P. Hankowsky	Date
President and Chief Executive Officer

/s/ GEORGE J. ALBURGER, JR.	May 6, 2005

George J. Alburger, Jr.	Date
Executive Vice President and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY PROPERTY LIMITED PARTNERSHIP

BY:Liberty Property Trust
General Partner

/s/ WILLIAM P. HANKOWSKY	May 6, 2005

William P. Hankowsky	Date
President and Chief Executive Officer

/s/ GEORGE J. ALBURGER, JR.	May 6, 2005

George J. Alburger, Jr.	Date
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
10.1.1†	Liberty Property Trust Amended and Restated Share Incentive Plan dated as of March 15, 2005.

31.1	Certifications of the Chief Executive Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certifications of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.3	Certifications of the Chief Executive Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.4	Certifications of the Chief Financial Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certifications of the Chief Executive Officer of Liberty Property Trust required under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2	Certifications of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.3	Certifications of the Chief Executive Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.4	Certifications of the Chief Financial Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

†  Represents a Compensatory plan or arrangement.