Form 10-Q
period 2006-03-31
LIBERTY PROPERTY LIMITED PARTNERSHIP; LIBERTY PROPERTY TRUST
filed 2006-05-09
CIK 921113, 921112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                          to

Commission file numbers:	1-13130 (Liberty Property Trust)
1-13132 (Liberty Property Limited Partnership)

LIBERTY PROPERTY TRUST
LIBERTY PROPERTY LIMITED PARTNERSHIP

(Exact name of registrants as specified in their governing documents)

MARYLAND (Liberty Property Trust) PENNSYLVANIA (Liberty Property Limited Partnership)	23-7768996 23-2766549

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

500 Chesterfield Parkway
Malvern, Pennsylvania	19355

(Address of Principal Executive Offices)	(Zip Code)

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
     Yes ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (See definition of “Accelerated filer and large accelerated filer” as defined in Rule 12b-2 of the Exchange Act). (check one):
     Large Accelerated Filer ☑ Accelerated Filer ☐ Non-Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☐ NO ☑
On May 5, 2006, 89,205,568 Common Shares of Beneficial Interest, par value $.001 per share, of Liberty Property Trust were outstanding.

Liberty Property Trust/Liberty Property Limited Partnership
Form 10-Q for the period ended March 31, 2006

Part I: Financial Information
Item 1: Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS OF LIBERTY PROPERTY TRUST
(In thousands, except share amounts)

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Real estate:
Land and land improvements	$638,838	$629,962
Building and improvements	3,722,988	3,730,481
Less accumulated depreciation	(766,465)	(748,818)

Operating real estate	3,595,361	3,611,625

Development in progress	353,190	324,924
Land held for development	167,876	158,653

Net real estate	4,116,427	4,095,202

Cash and cash equivalents	43,133	61,629
Restricted cash	19,376	29,085
Accounts receivable, net of allowance	27,692	14,761
Deferred rent receivable	70,144	72,818
Deferred financing and leasing costs, net of accumulated amortization (2006, $112,472; 2005, $106,752)	119,098	121,085
Investments in unconsolidated joint ventures	34,416	33,522
Assets held for sale	—	12,654
Prepaid expenses and other assets	71,849	56,773

Total assets	$4,502,135	$4,497,529

LIABILITIES
Mortgage loans	$217,837	$238,728
Unsecured notes	1,755,000	1,755,000
Credit facility	245,000	255,450
Accounts payable	35,905	32,919
Accrued interest	26,766	34,892
Dividend payable	56,772	56,490
Other liabilities	147,923	161,735

Total liabilities	2,485,203	2,535,214

Minority interest	254,829	253,133

SHAREHOLDERS’ EQUITY
Common shares of beneficial interest, $.001 par value, 191,200,000 shares authorized, 88,858,042 (includes 59,100 in treasury) and 88,415,764 (includes 59,100 in treasury) shares issued and outstanding as of March 31, 2006 and December 31, 2005, respectively	88	88
Additional paid-in capital	1,815,713	1,799,068
Accumulated other comprehensive income	10,361	9,906
Distributions in excess of net income	(62,732)	(98,553)
Common shares in treasury, at cost, 59,100 shares as of March 31, 2006 and December 31, 2005	(1,327)	(1,327)

Total shareholders’ equity	1,762,103	1,709,182

Total liabilities and shareholders’ equity	$4,502,135	$4,497,529

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands, except per share amounts)

	Three Months Ended
	March 31, 2006	March 31, 2005
OPERATING REVENUE
Rental	$117,940	$113,585
Operating expense reimbursement	50,838	48,430

Total operating revenue	168,778	162,015

OPERATING EXPENSE
Rental property	36,894	37,334
Real estate taxes	17,664	15,592
General and administrative	10,019	8,290
Depreciation and amortization	36,693	33,187

Total operating expenses	101,270	94,403

Operating income	67,508	67,612

OTHER INCOME (EXPENSE)
Interest and other income	1,951	1,892
Interest expense	(32,052)	(30,272)

Total other income (expense)	(30,101)	(28,380)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures	37,407	39,232

Gain on property dispositions, including impairment	45	(280)
Income taxes	(375)	(534)
Minority interest	(4,691)	(4,139)
Equity in earnings of unconsolidated joint ventures	175	2,020

Income from continuing operations	32,561	36,299

Discontinued operations, net of minority interest (including net gain on property dispositions of $59,530 and $7,051 for the three months ended March 31, 2006 and 2005, respectively)	57,866	9,302

Net income	$90,427	$45,601

Earnings per common share
Basic:
Income from continuing operations	$0.36	$0.42
Income from discontinued operations	0.66	0.11

Income per common share – basic	$1.02	$0.53

Diluted:
Income from continuing operations	$0.36	$0.41
Income from discontinued operations	0.65	0.11

Income per common share – diluted	$1.01	$0.52

Distributions per common share	$0.615	$0.61

Weighted average number of common shares outstanding
Basic	88,326	85,867
Diluted	89,876	87,274
See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands)

	Three Months Ended
	March 31, 2006	March 31, 2005
OPERATING ACTIVITIES
Net income	$90,427	$45,601
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,384	35,386
Amortization of deferred financing costs	1,083	1,152
Equity in earnings of unconsolidated joint ventures	(175)	(2,020)
Distributions from unconsolidated joint ventures	366	4,325
Minority interest in net income	6,983	4,518
Gain on property dispositions, including impairment	(59,575)	(6,771)
Noncash compensation	2,311	1,486
Changes in operating assets and liabilities:
Restricted cash	10,125	16,484
Accounts receivable	(13,295)	5,178
Deferred rent receivable	2,674	(2,066)
Prepaid expenses and other assets	(15,627)	(15,382)
Accounts payable	2,787	(2,427)
Accrued interest	(8,126)	(12,333)
Other liabilities	(14,281)	(5,288)

Net cash provided by operating activities	43,061	67,843

INVESTING ACTIVITIES
Investment in properties	(47,753)	(64,619)
Investment in unconsolidated joint ventures	(673)	(12,780)
Proceeds from disposition of properties/land	148,531	28,429
Investment in development in progress	(68,772)	(25,329)
Investment in land held for development	(11,198)	(45,695)
Increase in deferred leasing costs	(5,244)	(14,376)

Net cash provided by (used in) investing activities	14,891	(134,370)

FINANCING ACTIVITIES
Net proceeds from issuance of common shares	14,855	22,291
Net proceeds from issuance of unsecured notes	—	296,424
Repayments of mortgage loans	(21,034)	(4,239)
Proceeds from credit facility	86,050	136,500
Repayments on credit facility	(96,500)	(323,500)
Increase in deferred financing costs	(213)	(6)
Distributions paid on common shares	(54,326)	(52,248)
Contributions from minority interests	—	108
Distributions paid on units	(5,797)	(4,927)

Net cash (used in) provided by financing activities	(76,965)	70,403

(Decrease) increase in cash and cash equivalents	(19,013)	3,876
Increase (decrease) in cash and cash equivalents related to foreign currency translation	517	(760)
Cash and cash equivalents at beginning of period	61,629	33,667

Cash and cash equivalents at end of period	$43,133	$36,783

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Write-off of fully depreciated property and deferred costs	$14,544	$11,435
Acquisition of properties	—	(11,827)
Assumption of mortgage loans	—	11,827
See accompanying notes.

Liberty Property Trust
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2006
Note 1: Organization and Basis of Presentation
Organization
Liberty Property Trust (the “Trust”) is a self-administered and self-managed Maryland real estate investment trust (a “REIT”). Substantially all of the Trust’s assets are owned directly or indirectly, and substantially all of the Trust’s operations are conducted directly or indirectly, by Liberty Property Limited Partnership (the “Operating Partnership” and together with the Trust and their consolidated subsidiaries, the “Company”). The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 96.2% and 96.1% of the common equity of the Operating Partnership at March 31, 2006 and 2005, respectively. The Company provides leasing, property management, development, acquisition and other tenant-related services for a portfolio of industrial and office properties that are located principally within the Mid-Atlantic, Southeastern and Midwestern United States and the United Kingdom.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Trust and its subsidiaries, including the Operating Partnership, have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of the Trust and the Operating Partnership for the year ended December 31, 2005. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial statements for these interim periods have been included. The results of interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. Certain amounts from prior periods have been reclassified to conform to current period presentation.
Income per Common Share
The following table sets forth the computation of basic and diluted income per common share for the three months ended March 31, 2006 and 2005 (in thousands except per share amounts):

	For the Three Months Ended March 31, 2006			For the Three Months Ended March 31, 2005
		Weighted			Weighted
		Average			Average
	Income	Shares	Per	Income	Shares	Per
	(Numerator)	(Denominator)	Share	(Numerator)	(Denominator)	Share
Basic income from continuing operations
Income from continuing operations	$32,561	88,326	$0.36	$36,299	85,867	$0.42

Dilutive shares for long-term compensation plans	—	1,550		—	1,407

Diluted income from continuing operations
Income from continuing operations and assumed conversions	32,561	89,876	$0.36	36,299	87,274	$0.41

Basic income from discontinued operations
Discontinued operations net of minority interest	57,866	88,326	$0.66	9,302	85,867	$0.11

Dilutive shares for long-term compensation plans	—	1,550		—	1,407

Diluted income from discontinued operations
Discontinued operations net of minority interest	57,866	89,876	$0.65	9,302	87,274	$0.11

Basic income per common share
Net income	90,427	88,326	$1.02	45,601	85,867	$0.53

Dilutive shares for long-term compensation plans	—	1,550		—	1,407

Diluted income per common share
Net income and assumed conversions	$90,427	89,876	$1.01	$45,601	87,274	$0.52

Share Based Compensation
Effective January 1, 2006 the Company adopted for its share-based employee compensation plan (the “Plan”), the provisions of the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”) using the modified prospective application method. In accordance with SFAS No. 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period. Prior to 2003, the Company accounted for the Plan under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. In January 2003, the Company had adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” prospectively for all employee option awards granted, modified, or settled after January 1, 2003.
Under the modified prospective application method, results for prior periods have not been restated to reflect the effects of implementing SFAS No. 123(R).
Certain restricted share awards and option awards are subject to accelerated vesting upon retirement. The Company historically accounted for these awards over the explicit service period. Upon adoption of SFAS No. 123R, the Company expensed awards to individuals qualifying for share acceleration. Compensation costs relating to this accelerated vesting for the quarter ended March 31, 2005 would have increased by $.5 million.
Options:
The Plan has authorized the grant of options to executive officers, other key employees, non-employee trustees and consultants of up to 11.4 million shares of the Company’s common shares. All options granted have 10-year terms and most options vest over a 3-year period, with options to purchase up to 20% of the shares exercisable after the first anniversary, up to 50% after the second anniversary and 100% after the third anniversary of the date of grant.
Share based compensation cost related to options for the three months ended March 31, 2006 and 2005 was $139,500, and $102,000, respectively.
Because option awards under the Plan vest over three years, the cost related to share-based employee compensation included in the determination of net income for 2005 is less than that which would have been recognized if the fair value based method had been applied to all option awards since the original effective date of SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested option awards in each period prior to January 1, 2006 (in thousands, except per share amounts).

Three Months Ended
March 31, 2005
Income available to common shareholders	$45,601
Add: Share-based compensation expense included in reported net income available to common shareholders	102
Deduct: Total share-based employee compensation expense determined under fair value based method for all awards	(225)

Pro forma income available to common shareholders	$45,478

Income per common share:
Basic – as reported	$0.53
Basic – pro forma	$0.53

Diluted – as reported	$0.52
Diluted – pro forma	$0.52
The fair value of share option awards is estimated on the date of the grant using the Black-Scholes option valuation model. The following weighted-average assumptions were utilized in calculating the fair value of options granted during the periods indicated:

	Three Months	Three Months Ended
	Ended March 31, 2006	March 31, 2005
Risk-free interest rate	4.7%	4.5%
Dividend yield	5.8%	6.1%
Volatility factor	0.190	0.183
Weighted-average expected life	7 years	8 years
The following table summarizes the Company’s share option activity for the three months ended March 31, 2006:

		Weighted
		Average
	Options	Exercise
	(000s)	Price
Outstanding at January 1, 2006	3,521	$29.31
Granted	105	48.54
Exercised	(44)	30.62
Forfeited	—	—

Outstanding at March 31, 2006	3,582	$29.86

Exercisable at March 31, 2006	3,112	$27.84
The weighted average fair value of options granted during the three months ended March 31, 2006 and 2005 was $5.15 and $3.68, respectively. Exercise prices for options outstanding as of March 31, 2006 ranged from $20.75 to $48.54. The weighted average remaining contractual life of the options outstanding and exercisable at March 31, 2006 was 5.3 years and 4.8 years, respectively.
During the three months ended March 31, 2006 and 2005, the total intrinsic value of stock options exercised (the difference between the market price at exercise and the price paid by the individual to exercise the option) was $1.9 million and $3.0 million, respectively. As of March 31, 2006, the aggregate intrinsic value of options outstanding was $62.0 million and the aggregate intrinsic value of options exercisable was $60.1 million. The total cash received from the exercise of options for the three months ended March 31, 2006 and 2005 was $1.4 million and $4.0 million, respectively.
Long Term Incentive Shares (“LTI Shares”)
Restricted LTI share grants made under the Plan are valued at the grant date fair value, which is the market price of the underlying common stock, and vest ratably over a 5-year period beginning with the first anniversary of the grant.
Share-based compensation cost related to restricted LTI share grants for the three months ended March, 31 2006 and 2005 was $638,000 and $448,000, respectively.
The following table shows a summary of the Company’s restricted LTI share activity for the quarter ended March 31, 2006:

		Weighted Avg
	Shares	Grant Date
	(000s)	Fair value
Nonvested at January 1, 2006	253	$39.10
Granted	64	48.45
Vested	(50)	37.12
Forfeited	—	—

Nonvested at March 31, 2006	267	$41.73

As of March 31, 2006, there was $10.4 million of total unrecognized compensation cost related to nonvested LTI share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 2.9 years. The total fair value of restricted shares vested during the three months ended March 31, 2006 and 2005 was $1.9 million and $1.6, million respectively.
Bonus Shares
The Plan provides that employees of the Company may elect to receive bonuses or commissions in the form of common shares in lieu of cash (“Bonus Shares”). By making such election, the employee receives shares equal to 120% of the cash value of the bonus or commission, less applicable withholding tax. Bonus Shares issued for the three months ended March 31, 2006 and 2005 were 26,630 and 40,555, respectively.
Employee Share Purchase Plan
The Company registered 750,000 common shares under the Securities Act of 1933, as amended, in connection with an employee share purchase plan (“ESPP”). The ESPP enables eligible employees to purchase shares of the Company, in amounts up to 10% of the employee’s salary, at a 15% discount to fair market value. There were no common shares issued, in accordance with the ESPP, during the three months ended March 31, 2006 and 2005.
Foreign Currency Translation
The functional currency of the Company’s United Kingdom operation is pounds sterling. The Company translates its financial statements into US dollars. Gains and losses resulting from this translation do not impact the results of operations and are included in accumulated other comprehensive income as a separate component of shareholders’ equity. Other comprehensive income was $0.5 million for the three months ended March 31, 2006 and other comprehensive loss was $2.2 million for the three months ended March 31, 2005. Upon sale or upon complete or substantially complete liquidation of a foreign investment, the gain or loss on the sale will include a portion of the cumulative translation adjustments that have been previously recorded in other comprehensive income.
Note 2: Segment Information
The Company operates its portfolio of properties primarily throughout the Mid-Atlantic, Southeastern and Midwestern United States. Additionally, the Company owns certain assets in the United Kingdom. The Company reviews the performance of the portfolio on a geographical basis. As such, the following regions are considered the Company’s reportable segments:

Reportable Segments	Markets
Delaware Valley	Southeastern Pennsylvania; New Jersey
Midwest	Lehigh Valley, Pennsylvania; Michigan; Minnesota; Milwaukee; Chicago
Mid-Atlantic	Maryland; Piedmont Triad, NC; Greenville, SC; Richmond; Virginia Beach
Florida	Jacksonville; Orlando; Boca Raton; Tampa; Texas
United Kingdom	County of Kent
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

For the Three Months Ended March 31, 2006

	Delaware Valley		Midwest
	Southeastern		Lehigh				United
	Pennsylvania	Other	Valley	Other	Mid-Atlantic	Florida	Kingdom	Total
Operating revenue	$45,119	$9,831	$24,801	$32,315	$30,552	$25,295	$865	$168,778
Rental property expenses and real estate taxes	14,413	3,213	6,105	11,957	10,009	8,110	751	54,558

Property level operating income	$30,706	$6,618	$18,696	$20,358	$20,543	$17,185	$114	$114,220

Interest and other income								1,951
Interest expense								(32,052)
General and administrative								(10,019)
Depreciation and amortization								(36,693)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures								37,407
Gain on property dispositions, including impairment								45
Income taxes								(375)
Minority interest								(4,691)
Equity in earnings of unconsolidated joint ventures								175
Discontinued operations, net of minority interest								57,866

Net income								$90,427

For the Three Months Ended March 31, 2005

	Delaware Valley		Midwest
	Southeastern		Lehigh				United
	Pennsylvania	Other	Valley	Other	Mid-Atlantic	Florida	Kingdom	Total
Operating revenue	$45,750	$9,389	$21,305	$28,956	$28,100	$23,332	$5,183	$162,015
Rental property expenses and real estate taxes	15,301	3,597	5,784	10,833	9,030	7,248	1,133	52,926

Property level operating income	$30,449	$5,792	$15,521	$18,123	$19,070	$16,084	$4,050	$109,089

Interest and other income								1,892
Interest expense								(30,272)
General and administrative								(8,290)
Depreciation and amortization								(33,187)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures								39,232
Gain on property dispositions, including impairment								(280)
Income taxes								(534)
Minority interest								(4,139)
Equity in earnings of unconsolidated joint ventures								2,020
Discontinued operations, net of minority interest								9,302

Net income								$45,601

Note 3: SFAS No. 144, “Accounting For The Impairment Or Disposal Of Long-Lived Assets”
In accordance with SFAS No. 144, the operating results and gain/(loss) on the disposition of real estate for properties sold and held for sale are reflected in the consolidated statements of operations as discontinued operations. The proceeds from dispositions of operating properties for the three months ended March 31, 2006 were $157.0 million, as compared to $29.3 million for the same period in 2005. Below is a summary of the results of operations of the properties disposed of through the respective disposition dates (in thousands):

	Three Months Ended
	March 31, 2006	March 31, 2005
Revenues	$1,724	$9,912
Operating expenses	(247)	(1,959)
Interest expense	(363)	(3,175)
Depreciation and amortization	(486)	(2,148)

Income before property dispositions and minority interest	$628	$2,630

Sales of land and development properties and properties in operation where the Company has continuing involvement are reflected as a component of income from continuing operations.
Interest expense is allocated to discontinued operations as permitted under Emerging Issues Task Force (“EITF”) Issue No. 87-24, “Allocation of Interest to Discontinued Operations,” and such interest expense has been included in computing net income from discontinued operations. The allocation of interest expense to discontinued operations was based on the ratio of net assets sold (without continuing involvement) or held for sale to the sum of total net assets plus consolidated debt.
Note 4: Recently Issued Accounting Standards
SFAS No. 153
In December 2004, the FASB issued SFAS No. 153, “Accounting for Non-monetary Transactions” (“SFAS No. 153”). SFAS No. 153 requires non-monetary exchanges to be accounted for at fair value, recognizing any gain or loss, if the transactions meet a commercial-substance criterion and fair value is determinable. The Company adopted the provisions of SFAS No. 153 on January 1, 2006 and the adoption did not have a material impact on the Company’s results of operations or its financial position.
EITF Issue No. 04-5
In June 2005, the FASB ratified its consensus in EITF Issue 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“Issue 04-5”). The effective date for Issue 04-5 was June 29, 2005 for all new or modified partnerships and January 1, 2006 for all other partnerships. The adoption of Issue No. 04-5 did not have a material impact on the Company’s results of operations or its financial position.

Note 5: Subsequent Events
Comcast Center
On April 13, 2006, the Company entered into a joint venture selling an 80% interest in the equity of Comcast Center, a 1.25 million square foot office tower the Company is developing in Philadelphia, Pennsylvania.
The transaction valued the property at $505 million, and in addition allocated approximately $10 million for closing costs and for future refurbishment costs. In connection with the transaction, the joint venture obtained a $324 million forward loan commitment at a rate of 6.15% assuming the loan closes in March 2008. In addition to retaining a 20% interest, the Company will receive leasing and property management fees and may receive a promoted interest if certain return thresholds are met.
Under the terms of the joint venture, the Company is obligated to complete development of the building, the cost of which is approximately $472 million (including $7 million in refurbishment costs), and is also obligated to complete the initial lease up of the property. The criteria for sale recognition in accordance with SFAS No. 66 “Accounting for the Sale of Real Estate,” have not been met and this transaction will be accounted for as a financing arrangement.
Chicago Joint Venture
On April 25, 2006, the Company entered into a joint venture selling a 75% equity interest in six distribution buildings totaling 2.15 million square feet, and approximately 100 acres of developable land. The joint venture valued the buildings and land at $125 million. The Company retained a 25% ownership interest in the joint venture, and will receive development, leasing and property management fees, and may receive a promoted interest if certain return thresholds are met.

CONDENSED CONSOLIDATED BALANCE SHEETS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(In thousands)

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Real estate:
Land and land improvements	$638,838	$629,962
Building and improvements	3,722,988	3,730,481
Less accumulated depreciation	(766,465)	(748,818)

Operating real estate	3,595,361	3,611,625

Development in progress	353,190	324,924
Land held for development	167,876	158,653

Net real estate	4,116,427	4,095,202

Cash and cash equivalents	43,133	61,629
Restricted cash	19,376	29,085
Accounts receivable	27,692	14,761
Deferred rent receivable, net of allowance	70,144	72,818
Deferred financing and leasing costs, net of accumulated amortization (2006, $112,472; 2005, $106,752)	119,098	121,085
Investments in unconsolidated joint ventures	34,416	33,522
Assets held for sale	—	12,654
Prepaid expenses and other assets	71,849	56,773

Total assets	$4,502,135	$4,497,529

LIABILITIES
Mortgage loans	$217,837	$238,728
Unsecured notes	1,755,000	1,755,000
Credit facility	245,000	255,450
Accounts payable	35,905	32,919
Accrued interest	26,766	34,892
Distribution payable	56,772	56,490
Other liabilities	147,923	161,735

Total liabilities	2,485,203	2,535,214

Minority interest	377	407

OWNERS’ EQUITY
General partner’s equity – common units	1,762,103	1,709,182
Limited partners’ equity – preferred units	184,657	184,657
– common units	69,795	68,069

Total owners’ equity	2,016,555	1,961,908

Total liabilities and owners’ equity	$4,502,135	$4,497,529

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands, except per unit amounts)

	Three Months Ended
	March 31, 2006	March 31, 2005
OPERATING REVENUE
Rental	$117,940	$113,585
Operating expense reimbursement	50,838	48,430

Total operating revenue	168,778	162,015

OPERATING EXPENSE
Rental property	36,894	37,334
Real estate taxes	17,664	15,592
General and administrative	10,019	8,290
Depreciation and amortization	36,693	33,187

Total operating expenses	101,270	94,403

Operating income	67,508	67,612

OTHER INCOME (EXPENSE)
Interest and other income	1,951	1,892
Interest expense	(32,052)	(30,272)

Total other income (expense)	(30,101)	(28,380)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures	37,407	39,232

Gain on property dispositions, including impairment	45	(280)
Income taxes	(375)	(534)
Minority interest	—	13
Equity in earnings of unconsolidated joint ventures	175	2,020

Income from continuing operations	37,252	40,451

Discontinued operations (including net gain on property dispositions of $59,530 and $7,051 for the three months ended March 31, 2006 and 2005, respectively)	60,158	9,681

Net income	97,410	50,132

Preferred unit distributions	(3,401)	(2,676)

Income available to common unitholders	$94,009	$47,456

Earnings per common unit
Basic:
Income from continuing operations	$0.36	$0.42
Income from discontinued operations	0.66	0.11

Income per common unit – basic	$1.02	$0.53

Diluted:
Income from continuing operations	$0.36	$0.41
Income from discontinued operations	0.65	0.11

Income per common unit – diluted	$1.01	$0.52

Distributions per common unit	$0.615	$0.61

Weighted average number of common units outstanding
Basic	91,844	89,533
Diluted	93,394	90,940
See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands)

	Three Months Ended
	March 31, 2006	March 31, 2005
OPERATING ACTIVITIES
Net income	$97,410	$50,132
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	37,384	35,386
Amortization of deferred financing costs	1,083	1,152
Equity in earnings of unconsolidated joint ventures	(175)	(2,020)
Distributions from unconsolidated joint ventures	366	4,325
Minority interest in net income	—	(13)
Gain on property dispositions, including impairment	(59,575)	(6,771)
Noncash compensation	2,311	1,486
Changes in operating assets and liabilities:
Restricted cash	10,125	16,484
Accounts receivable	(13,295)	5,178
Deferred rent receivable	2,674	(2,066)
Prepaid expenses and other assets	(15,627)	(15,382)
Accounts payable	2,787	(2,427)
Accrued interest	(8,126)	(12,333)
Other liabilities	(14,281)	(5,288)

Net cash provided by operating activities	43,061	67,843

INVESTING ACTIVITIES
Investment in properties	(47,753)	(64,619)
Investment in unconsolidated joint ventures	(673)	(12,780)
Proceeds from disposition of properties/land	148,531	28,429
Investment in development in progress	(68,772)	(25,329)
Investment in land held for development	(11,198)	(45,695)
Increase in deferred leasing costs	(5,244)	(14,376)

Net cash provided by (used in) investing activities	14,891	(134,370)

FINANCING ACTIVITIES
Net proceeds from issuance of unsecured notes	—	296,424
Repayments of mortgage loans	(21,034)	(4,239)
Proceeds from credit facility	86,050	136,500
Repayments on credit facility	(96,500)	(323,500)
Increase in deferred financing costs	(213)	(6)
Capital contributions	14,855	22,291
Distributions to partners	(60,123)	(57,067)

Net cash (used in) provided by financing activities	(76,965)	70,403

(Decrease) increase in cash and cash equivalents	(19,013)	3,876
Increase (decrease) related to foreign currency translation	517	(760)
Cash and cash equivalents at beginning of period	61,629	33,667

Cash and cash equivalents at end of period	$43,133	$36,783

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Write-off of fully depreciated property and deferred costs	$14,544	$11,435
Acquisition of properties	—	(11,827)
Assumption of mortgage loans	—	11,827
See accompanying notes.

Liberty Property Limited Partnership
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2006
Note 1: Organization and Basis of Presentation
Organization
Liberty Property Trust, (the “Trust”), is a self-administered and self-managed Maryland real estate investment trust (a “REIT”). Substantially all of the Trust’s assets are owned directly or indirectly, and substantially all of the Trust’s operations are conducted directly or indirectly, by Liberty Property Limited Partnership, a Pennsylvania limited partnership, (the “Operating Partnership” and, together with the Trust and their consolidated subsidiaries, the “Company”). The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 96.2% and 96.1% of the common equity of the Operating Partnership at March 31, 2006 and 2005, respectively. The Company provides leasing, property management, development, acquisition and other tenant-related services for a portfolio of industrial and office properties that are located principally within the Mid-Atlantic, Southeastern and Midwestern United States and the United Kingdom.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Operating Partnership and its subsidiaries, have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of the Trust and the Operating Partnership for the year ended December 31, 2005. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial statements for these interim periods have been included. The results of interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. Certain amounts from prior periods have been reclassified to conform to current period presentation.
Income per Common Unit
The following table sets forth the computation of basic and diluted income per common unit for the three months ended March 31, 2006 and March 31, 2005 (in thousands, except per unit amounts):

	For the Three Months Ended March 31, 2006			For the Three Months Ended March 31, 2005
		Weighted			Weighted
		Average			Average
	Income	Units	Per	Income	Units	Per
	(Numerator)	(Denominator)	Unit	(Numerator)	(Denominator)	Unit
Income from continuing operations	$37,252			$40,451
Less: Preferred unit distributions	(3,401)			(2,676)

Basic income from continuing operations
Income from continuing operations available to common unitholders	33,851	91,844	$0.36	37,775	89,533	$0.42

Dilutive units for long-term compensation plans	—	1,550		—	1,407

Diluted income from continuing operations
Income from continuing operations available to common unitholders and assumed conversions	33,851	93,394	$0.36	37,775	90,940	$0.41

Basic income from discontinued operations
Discontinued operations	60,158	91,844	$0.66	9,681	89,533	$0.11

Dilutive units for long-term compensation plans	—	1,550		—	1,407

Diluted income from discontinued operations
Discontinued operations	60,158	93,394	$0.65	9,681	90,940	$0.11

Basic income per common unit
Income available to common unitholders	94,009	91,844	$1.02	47,456	89,533	$0.53

Dilutive units for long-term compensation plans	—	1,550		—	1,407

Diluted income per common unit
Income available to common unitholders and assumed conversions	$94,009	93,394	$1.01	$47,456	90,940	$0.52

Foreign Currency Translation
The functional currency of the Company’s United Kingdom operation is pounds sterling. The Company translates its financial statements into US dollars. Gains and losses resulting from this translation do not impact the results of operations and are included in accumulated other comprehensive income as a component of owners’ equity. Other comprehensive income was $0.5 million for the three months ended March 31, 2006 and other comprehensive loss was $2.2 million for the three months ended March 31, 2005. Upon sale or upon complete or substantially complete liquidation of a foreign investment, the gain or loss on the sale will include a portion of the cumulative translation adjustments that have been previously recorded in other comprehensive income.
Note 2: Segment Information
The Company operates its portfolio of properties primarily throughout the Mid-Atlantic, Southeastern and Midwestern United States. Additionally, the Company owns certain assets in the United Kingdom. The Company reviews the performance of the portfolio on a geographical basis. As such, the following regions are considered the Company’s reportable segments:

Reportable Segments	Markets
Delaware Valley	Southeastern Pennsylvania; New Jersey
Midwest	Lehigh Valley, Pennsylvania; Michigan; Minnesota; Milwaukee; Chicago
Mid-Atlantic	Maryland; Piedmont Triad, NC; Greenville, SC; Richmond; Virginia Beach
Florida	Jacksonville; Orlando; Boca Raton; Tampa; Texas
United Kingdom	County of Kent
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
For the Three Months Ended March 31, 2006

	Delaware Valley		Midwest
	Southeastern		Lehigh				United
	Pennsylvania	Other	Valley	Other	Mid-Atlantic	Florida	Kingdom	Total
Operating revenue	$45,119	$9,831	$24,801	$32,315	$30,552	$25,295	$865	$168,778
Rental property expenses and real estate taxes	14,413	3,213	6,105	11,957	10,009	8,110	751	54,558

Property level operating income	$30,706	$6,618	$18,696	$20,358	$20,543	$17,185	$114	$114,220

Interest and other income								1,951
Interest expense								(32,052)
General and administrative								(10,019)
Depreciation and amortization								(36,693)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures								37,407
Gain on property dispositions, including impairment								45
Income taxes								(375)
Minority interest								—
Equity in earnings of unconsolidated joint ventures								175
Discontinued operations								60,158
Preferred unit distributions								(3,401)

Income available to common unitholders								$94,009

For the Three Months Ended March 31, 2005

	Delaware Valley		Midwest
	Southeastern		Lehigh				United
	Pennsylvania	Other	Valley	Other	Mid-Atlantic	Florida	Kingdom	Total
Operating revenue	$45,750	$9,389	$21,305	$28,956	$28,100	$23,332	$5,183	$162,015
Rental property expenses and real estate taxes	15,301	3,597	5,784	10,833	9,030	7,248	1,133	52,926

Property level operating income	$30,449	$5,792	$15,521	$18,123	$19,070	$16,084	$4,050	$109,089

Interest and other income								1,892
Interest expense								(30,272)
General and administrative								(8,290)
Depreciation and amortization								(33,187)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures								39,232
Gain on property dispositions, including impairment								(280)
Income taxes								(534)
Minority interest								13
Equity in earnings of unconsolidated joint ventures								2,020
Discontinued operations								9,681
Preferred unit distributions								(2,676)

Income available to common unitholders								$47,456

Note 3: SFAS No. 144, “Accounting For The Impairment Or Disposal Of Long-Lived Assets”
In accordance with SFAS No. 144, the operating results and gain/(loss) on the disposition of real estate for properties sold and held for sale are reflected in the consolidated statements of operations as discontinued operations. The proceeds from dispositions of operating properties for the three months ended March 31, 2006 were $157.0 million, as compared to $29.3 million for the same period in 2005. Below is a summary of the results of operations of the properties disposed of through the respective disposition dates (in thousands):

	Three Months Ended
	March 31, 2006	March 31, 2005
Revenues	$1,724	$9,912
Operating expenses	(247)	(1,959)
Interest expense	(363)	(3,175)
Depreciation and amortization	(486)	(2,148)

Income before property dispositions and minority interest	$628	$2,630

Sales of land and development properties and properties in operation where the Company has continuing involvement are reflected as a component of income from continuing operations.
Interest expense is allocated to discontinued operations as permitted under Emerging Issues Task Force (“EITF”) Issue No. 87-24, “Allocation of Interest to Discontinued Operations,” and such interest expense has been included in computing net income from discontinued operations. The allocation of interest expense to discontinued operations was based on the ratio of net assets sold (without continuing involvement) or held for sale to the sum of total net assets plus consolidated debt.
Note 4: Recently Issued Accounting Standards
SFAS No. 153
In December 2004, the FASB issued SFAS No. 153, “Accounting for Non-monetary Transactions” (“SFAS No. 153”). SFAS No. 153 requires non-monetary exchanges to be accounted for at fair value, recognizing any gain or loss, if the transactions meet a commercial-substance criterion and fair value is determinable. The Company adopted the provisions of SFAS No. 153 on January 1, 2006 and the adoption did not have a material impact on the Company’s results of operations or its financial position.

EITF Issue No. 04-5
In June 2005, the FASB ratified its consensus in EITF Issue 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“Issue 04-5”). The effective date for Issue 04-5 was June 29, 2005 for all new or modified partnerships and January 1, 2006 for all other partnerships. The adoption of Issue No. 04-5 did not have a material impact on the Company’s results of operations or its financial position.
Note 5: Subsequent Events
Comcast Center
On April 13, 2006, the Company entered into a joint venture selling an 80% interest in the equity of Comcast Center, a 1.25 million square foot office tower the Company is developing in Philadelphia, Pennsylvania.
The transaction valued the property at $505 million, and in addition allocated approximately $10 million for closing costs and for future refurbishment costs. In connection with the transaction, the joint venture obtained a $324 million forward loan commitment at a rate of 6.15% assuming the loan closes in March 2008. In addition to retaining a 20% interest, the Company will receive leasing and property management fees and may receive a promoted interest if certain return thresholds are met.
Under the terms of the joint venture, the Company is obligated to complete development of the building, the cost of which is approximately $472 million (including $7 million in refurbishment costs), and is also obligated to complete the initial lease up of the property. The criteria for sale recognition in accordance with SFAS No. 66 “Accounting for the Sale of Real Estate,” have not been met and this transaction will be accounted for as a financing arrangement.
Chicago Joint Venture
On April 25, 2006, the Company entered into a joint venture selling a 75% equity interest in six distribution buildings totaling 2.15 million square feet, and approximately 100 acres of developable land. The joint venture valued the buildings and land at $125 million. The Company retained a 25% ownership interest in the joint venture, and will receive development, leasing and property management fees, and may receive a promoted interest if certain return thresholds are met.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Liberty Property Trust (the “Trust”) is a self-administered and self-managed Maryland real estate investment trust (a “REIT”). Substantially all of the Trust’s assets are owned directly or indirectly, and substantially all of the Trust’s operations are conducted directly or indirectly, by its subsidiary, Liberty Property Limited Partnership, a Pennsylvania limited partnership (the “Operating Partnership” and, collectively with the Trust and their consolidated subsidiaries, the “Company”).
The Company has an ownership interest in and operates 422 industrial and 293 office properties located primarily in the Mid-Atlantic, Southeastern and Midwestern United States and the United Kingdom (the “Properties in Operation”) totaling 63.9 million square feet. In addition, as of March 31, 2006, the Company has 28 properties under development (the “Properties under Development” and, together with the Properties in Operation, the “Properties”) and owns 1,412 acres of land, substantially all of which is zoned for commercial use. Included within the Properties and land above are 32 industrial and 10 office properties comprising 3.8 million square feet, one development property comprising 54,000 square feet and 259 acres of developable land owned by unconsolidated joint ventures.
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
The Company continues to experience the effects of the generally slow real estate economy that has persisted since 2002. This economy has presented a particularly difficult real estate market for landlords. These circumstances impacted many aspects of the Company’s business.
Revenue from the Properties in Operation, which represents over 95% of the Company’s revenue, was subjected in many of its markets to market conditions characterized by an oversupply of leaseable space and soft demand. In the face of these conditions, the Company successfully leased 2.6 million square feet during the three months ended March 31, 2006 and attained occupancy of 91.6% as of that date. The Company believes that these trends for the Properties in Operation, which have persisted since 2002, will continue in the aggregate for the remainder of 2006, notwithstanding improvements in some markets. Although rental rates in certain markets are starting to stabilize and the Company expects that there will be selected increases in rents on renewal or replacement leases, the Company believes that rents on renewal or replacement leases for 2006 generally will be less than rents on expiring leases.
Conditions in 2006 for the acquisition of properties continue to be very competitive. During the first quarter of 2006, however, the Company acquired six buildings representing 610,000 square feet and a Total Investment, as defined below, of $33.8 million. These acquisitions generally served to increase the Company’s presence or balance the product mix in markets the Company believes to have significant potential. “Total Investment” for a Property is defined as the Property’s purchase price plus closing costs and management’s estimate, as determined at the time of acquisition, of the cost of necessary building improvements in the case of acquisitions, or land costs and land and building improvement costs in the case of development projects, and, where appropriate, other development costs and carrying costs. For 2006, the Company believes that the level of property acquisitions will be in the $250 million to $325 million range, and, similar to 2005, that many of the acquired properties will be either vacant or underleased. The Company believes that there is less competition for such properties, and that consequently they are more attractively priced and are positioned to positively contribute to earnings upon lease up and stabilization.
Dispositions of Properties that no longer fit within the Company’s strategic objectives or in situations where it can optimize cash proceeds have continued in 2006. During the first quarter of 2006, the Company realized proceeds of $157.0 million from the sale of 13 operating properties representing 1.9 million square feet and two acres of land. In addition, during the three months ended March 31, 2006, an unconsolidated joint venture in which the Company has a 50% interest, sold six acres of land for proceeds to the joint venture of $930,000. The real estate investment market continues to be very strong. Given this situation, the Company has increased its anticipated level of dispositions activity for 2006 to a $600 million to $725 million range from a previous range of $325 million to $375 million.

The Company periodically enters into joint venture relationships in connection with the execution of its real estate operating strategy. Subsequent to the end of the quarter the Company entered into two joint ventures – see Note 5 to the Company’s financial statements.
In 2006, the Company continues to pursue development opportunities. During the first quarter of 2006, the Company brought into service four development properties representing 780,000 square feet and a Total Investment of $46.7 million and initiated $9.8 million in real estate development. In addition, an unconsolidated joint venture in which the Company has a 50% interest initiated $22.0 million in real estate development. As of March 31, 2006, the total project cost of the Properties under Development is expected to be $814.1 million. The Company believes that in 2006, it will bring into service from its development pipeline properties representing approximately $180 million of investment in operating real estate.
The composition of the Company’s Properties in Operation as of March 31, 2006 and 2005 is as follows (in thousands, except dollars and percentages):

	Net Rent
	Per Square Foot		Total Square Feet		Percent Occupied
	March 31,		March 31,		March 31,
	2006	2005	2006	2005	2006	2005
Industrial-Distribution	$4.17	$4.27	30,967	29,200	92.9%	93.3%
Industrial-Flex	$8.77	$8.86	12,545	13,249	92.9%	89.7%
Office	$14.20	$14.37	20,351	19,499	88.9%	89.5%

	$8.19	$8.35	63,863	61,948	91.6%	91.3%

Geographic segment data for the three months ended March 31, 2006 and 2005 are included in Note 2 to the Liberty Property Trust and Liberty Property Limited Partnership financial statements.
Forward-Looking Statements
When used throughout this report, the words “believes,” “anticipates,” “hopes” and “expects” and similar expressions are intended to identify forward-looking statements. Such statements indicate that assumptions have been used that are subject to a number of risks and uncertainties that could cause actual financial results or management plans and objectives to differ materially from those projected or expressed herein, including: the effect of national and regional economic conditions; rental demand; the Company’s ability to identify and secure additional properties and sites that meet its criteria for acquisition or development; the availability and cost of capital; the effect of prevailing market interest rates; and other risks described from time to time in the Company’s filings with the SEC. Given these uncertainties, readers are cautioned not to place undue reliance on such statements.
Critical Accounting Policies and Estimates
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 for a discussion of critical accounting policies which include capitalized costs, revenue recognition, allowance for doubtful accounts, impairment of real estate and intangibles. During the three months ended March 31, 2006, there were no material changes to these policies.
Results of Operations
The following discussion is based on the consolidated financial statements of the Company. It compares the results of operations of the Company for the three months ended March 31, 2006 with the results of operations of the Company for the three months ended March 31, 2005. As a result of the varying levels of development, acquisition and disposition activities by the Company in 2006 and 2005, the overall operating results of the Company during such periods are not directly comparable. However, certain data, including the Same Store comparison, do lend themselves to direct comparison.
This information should be read in conjunction with the accompanying condensed consolidated financial statements and notes included elsewhere in this report.

Comparison of Three Months Ended March 31, 2006 to Three Months Ended March 31, 2005.
The Company’s average gross investment in operating real estate owned for the three months ended March 31, 2006 increased to $4,317.3 million from $3,858.1 million at March 31, 2005. This increase resulted from the increased investment in real estate acquired or developed, partially offset by dispositions of properties. This increased investment in operating real estate resulted in increases in rental revenue, operating expense reimbursements, real estate taxes, utility costs and depreciation and amortization expense.
Total operating revenue increased to $168.8 million for the three months ended March 31, 2006 from $162.0 million for the three months ended March 31, 2005. The $6.8 million increase during the three months ended March 31, 2006 compared to the same period in 2005 was primarily due to the net increase in investment in operating real estate. This increase was partially offset by a decrease in “Termination Fees” which totaled $1.1 million for the three months ended March 31, 2006 as compared to $2.0 million for the same period in 2005. “Termination Fees” are fees that the Company has agreed to accept in consideration for permitting certain tenants to terminate their leases prior to the contractual expiration date. Termination Fees are included in rental revenue.
The Company evaluates the performance of the Properties in Operation by reportable segment (see Note 2 to the Company’s financial statements). The following table identifies changes in reportable segments (dollars in thousands):
Property level operating income:

	Three Months Ended
	Mar. 31, 2006	Mar. 31, 2005	% inc (dec)
Delaware Valley
– SE Pennsylvania	$30,706	$30,449	0.8%
– Other	6,618	5,792	14.3	% (1)
Midwest
– Lehigh Valley	18,696	15,521	20.5	% (2)
– Other	20,358	18,123	12.3	% (3)
Mid-Atlantic	20,543	19,070	7.7%
Florida	17,185	16,084	6.8%
United Kingdom	114	4,050	(97.2	%) (4)

Totals	$114,220	$109,089	4.7%

(1)	The increase for the three month period ended March 31, 2006 versus the three months ended March 31, 2005 is primarily due to an increase in occupancy.

(2)	The increase for the three month period ended March 31, 2006 versus the three months ended March 31, 2005 is due to an increase in occupancy, higher termination fees and the delivery of $59.1 million in completed development and a property acquisition of $29.4 million since March 31, 2005. Completed development and the acquisition contributed to property level operating income for a full quarter in 2006 as compared to zero in 2005.

(3)	The increase for the three month period ended March 31, 2006 versus the three months ended March 31, 2005 is primarily due to an increase in occupancy and the delivery of $21.9 million of completed development and property acquisitions of $115.5 million since March 31, 2005. Completed development and acquisitions contributed to property level operating income for a full quarter in 2006 as compared to zero in 2005.

(4)	The decrease for the three month period ended March 31, 2006 versus the three months ended March 31, 2005 is primarily due to the sale of 15 operating properties to a joint venture in December 2005.
Property level operating income, exclusive of Termination Fees, for the Same Store properties increased to $104.0 million for the three months ended March 31, 2006 from $103.3 million for the three months ended March 31, 2005, on a straight line basis (which recognizes rental revenue evenly over the life of the lease) and increased to $102.3 million for the three months ended March 31, 2006 from $101.5 million for the three months ended March 31, 2005 on a cash basis. These increases of 0.7% and 0.7%, respectively, are primarily due to a decrease in non-recoverable operating expenses.
Management generally considers the performance of the Same Store properties to be a useful financial performance measure because the results are directly comparable from period to period. Management further believes that the performance comparison should exclude Termination Fees since they are more event specific and are not representative of ordinary performance results. In addition, Same Store property level operating income exclusive of Termination Fees is considered by management to be a more reliable indicator of the portfolio’s baseline performance. The Same Store properties consist of the 629 Properties totaling approximately 53.2 million square feet owned since January 1, 2005.
Set forth below is a schedule comparing the property level operating income, on a straight line basis and on a cash basis, for the Same Store properties for the three months ended March 31, 2006 and 2005. Same Store property level operating income is a non-GAAP measure and does not represent income before property dispositions, income taxes and minority interest because it does not reflect the consolidated operations of the Company. Investors should review Same Store results, along with Funds from operations (see Liquidity and Capital Resources section), GAAP net income and cash flow from operating activities, investing activities and financing activities when trying to understand the Company’s operating performance. Also, set forth below is a reconciliation of Same Store property level operating income to net income (in thousands).

	Three Months Ended
	March 31, 2006	March 31, 2005
Same Store:
Rental revenue	$106,845	$106,992

Operating expenses:
Rental property expense	33,261	34,345
Real estate taxes	16,022	15,108
Operating expense recovery	(46,432)	(45,729)

Unrecovered operating expenses	2,851	3,724

Property level operating income	103,994	103,268
Less straight line rent	1,729	1,728

Cash basis property level operating income	$102,265	$101,540

Reconciliation of non-GAAP financial measure:
Property level operating income – Same Store	$103,994	$103,268
Property level operating income – properties purchased or developed subsequent to January 1, 2005	9,138	3,822
Termination fees	1,088	1,999
General and administrative expense	(10,019)	(8,290)
Depreciation and amortization expense	(36,693)	(33,187)
Other income (expense)	(30,101)	(28,380)
Gain on property dispositions, including impairment	45	(280)
Income taxes	(375)	(534)
Minority interest	(4,691)	(4,139)
Equity in earnings of unconsolidated joint ventures	175	2,020
Discontinued operations, net of minority interest	57,866	9,302

Net income	$90,427	$45,601

General and Administrative
General and administrative expenses increased to $10.0 million for the three months ended March 31, 2006 from $8.3 million for the three months ended March 31, 2005. Increases in salaries and increases in personnel consistent with the increase in the size and complexity of the Company as well as increases in marketing and training related expenses.
Depreciation and Amortization
Depreciation and amortization increased to $36.7 million for the three months ended March 31, 2006 from $33.2 million for the three months ended March 31, 2005. The increases were primarily due to the increase in gross investment in operating real estate during the respective periods and particularly the increased investment in leasing costs, which are amortized over a shorter period than are buildings and improvements.
Interest Expense
Interest expense increased to $32.1 million for the three months ended March 31, 2006 from $30.3 million for the three months ended March 31, 2005. This increase was due to an increase in the average debt outstanding for the respective periods, which was $2,233.5 million for the three months ended March 31, 2006 as compared to $2,192.9 million for the three months ended March 31, 2005. Additionally, interest expense allocated to discontinued operations for the quarter ended March 31, 2005 exceeded the interest expense allocated to discontinued operations for the quarter ended March 31, 2006 by $2.8 million due to the level of dispositions throughout 2005 and the first quarter of 2006. Interest costs for the three months ended March 31, 2006 and 2005 in the amount of $5.8 million and $3.6 million, respectively, were capitalized. Average interest rates for each period remained unchanged at 6.63%.
Other
Costs directly related to the development of rental properties and land being readied for development are capitalized. Capitalized development costs include interest, development-related salaries, property taxes, insurance and other directly identifiable costs incurred during the period of development. Capitalized development related salaries and benefits, excluding costs relating to Comcast Center, historically represent approximately 1-2% of the cost of developed properties brought into service. Capitalized development-related salaries and benefits for the Comcast Center are less than 1% of the cost of the project.
Income from discontinued operations increased to $57.9 million from $9.3 million for the three month period ended March 31, 2006 compared to the three month period ended March 31, 2005. This increase is due to the increase in the gains realized on property dispositions. For the quarter ended March 31, 2006, there was $59.5 million in net gains on $157.0 million in dispositions and for the quarter ended March 31, 2005, there was $29.3 million in dispositions resulting in $7.1 million in net gains.
As a result of the foregoing, the Company’s net income increased to $90.4 million for the three months ended March 31, 2006 from $45.6 million for the three months ended March 31, 2005.
Liquidity and Capital Resources
As of March 31, 2006, the Company had cash and cash equivalents of $62.5 million, including $19.4 million in restricted cash.
Net cash flow provided by operating activities decreased to $43.1 million for the three months ended March 31, 2006 from $67.8 million for the three months ended March 31, 2005. This $24.7 million decrease was due to fluctuations in operating assets and liabilities during the respective periods. Net cash flow provided by operating activities is the primary source of liquidity to fund distributions to shareholders and for the recurring capital expenditures and leasing transaction costs for the Company’s Properties in Operation.
Net cash provided by investing activities increased to $14.9 million for the three months ended March 31, 2006 from net cash used of $134.4 million for the three months ended March 31, 2005. This $149.3 million increase primarily resulted from an increase in proceeds from the disposition of properties/land.
Net cash used in financing activities was $77.0 million for the three months ended March 31, 2006 compared to $70.4 million provided for the three months ended March 31, 2005. This $147.4 million change was primarily due to a decrease in borrowings in 2006 compared to 2005 due to the increase in proceeds from dispositions. Net cash provided by or used in financing activities includes proceeds from the issuance of equity and debt, net of debt repayments and shareholder distributions. Cash provided by financing activities is a source of capital utilized by the Company to fund investment activities.
The Company funds its development and acquisitions with long-term capital sources including proceeds from the disposition of Properties. For the three months ended March 31, 2006, these activities were funded through a $600 million unsecured revolving credit facility (the “$600 million Credit Facility”). The interest rate on borrowings under the credit facility fluctuate based upon ratings from Moody’s Investors Service, Inc. (“Moody’s”), Standard and Poor’s Ratings Group (“S&P”) and Fitch, Inc. (“Fitch”). The current ratings for the Company’s senior unsecured debt are Baa2, BBB and BBB from Moody’s, S&P and Fitch, respectively. At these ratings, the interest rate for borrowings under the $600 million Credit Facility is 65 basis points over LIBOR. The $600 million Credit Facility contains an accordion feature whereby the Company may borrow an additional $200 million. The $600 million Credit Facility expires in January 2010, and has a one year extension option.
The Company uses debt financing to lower its overall cost of capital in an attempt to increase the return to shareholders. The Company staggers its debt maturities and maintains debt levels it considers to be prudent. In determining its debt levels, the Company considers various financial measures including the debt to gross assets ratio and the earnings to fixed charge coverage ratio. As of March 31, 2006 the Company’s debt to gross assets ratio was 42.1%, and for the three months ended March 31, 2006, the earnings to fixed charge coverage ratio was 2.6x. Debt to gross assets equals total long-term debt and borrowings under the $600 million Credit Facility divided by total assets plus accumulated depreciation. Earnings to fixed charges equals income from continuing operations before property dispositions and minority interest, including operating activity from discontinued operations, plus interest expense and depreciation and amortization, divided by interest expense, including capitalized interest, plus distributions on preferred units.
As of March 31, 2006, $217.8 million in mortgage loans and $1,755.0 million in unsecured notes were outstanding with a weighted average interest rate of 6.8%. The interest rates on $1,967.1 million of mortgage loans and unsecured notes are fixed and range from 5.125% to 9.75%. Interest rates on a $5.7 million of mortgage loan floats with the base rate of the respective lending bank. The weighted average remaining term for the mortgage loans and unsecured notes is 5.7 years.
The scheduled maturities and principal amortization of the Company’s mortgage loans, unsecured notes and borrowings under the $600 million Credit Facility and the related weighted average interest rates as of March 31, 2006 are as follows (dollars in thousands):

	MORTGAGES					WEIGHTED
	PRINCIPAL	PRINCIPAL	UNSECURED	CREDIT		AVERAGE
	AMORTIZATION	MATURITIES	NOTES	FACILITY	TOTAL	INTEREST RATE
2006 (9 months)	$6,991	$22,335	$100,000	$—	$129,326	7.11%
2007	8,748	1,553	100,000	—	110,301	7.22%
2008	8,053	45,259	—	—	53,312	6.61%
2009	5,652	46,148	270,000	—	321,800	7.77%
2010	4,827	4,738	200,000	245,000	454,565	6.62%
2011	4,101	10,730	250,000	—	264,831	7.26%
2012	3,219	32,911	235,000	—	271,130	6.47%
2013	2,691	—	—	—	2,691	6.00%
2014	2,857	—	200,000	—	202,857	5.65%
2015	3,033	—	300,000	—	303,033	5.13%
2016 & thereafter	3,991	—	100,000	—	103,991	7.44%

	$54,163	$163,674	$1,755,000	$245,000	$2,217,837	6.65%

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
The expiring square feet and annual net rent by year for the Properties in Operation as of March 31, 2006 are as follows (in thousands):

	Industrial-		Industrial-
	Distribution		Flex		Office		Total
	Square	Annual	Square	Annual	Square	Annual	Square	Annual
	Feet	Net Rent	Feet	Net Rent	Feet	Net Rent	Feet	Net Rent
2006 (9 months)	2,372	$8,626	1,157	$9,440	1,067	$14,641	4,596	$32,707
2007	4,134	17,479	2,076	19,332	2,256	31,214	8,466	68,025
2008	4,580	19,178	2,235	20,809	2,797	41,264	9,612	81,251
2009	4,244	19,374	1,795	17,089	2,971	46,561	9,010	83,024
2010	2,062	10,059	1,537	14,433	2,388	37,464	5,987	61,956
2011	2,313	10,148	732	8,272	1,886	30,665	4,931	49,085
Thereafter	9,073	48,193	2,117	23,679	4,724	82,984	15,914	154,856

TOTAL	28,778	$133,057	11,649	$113,054	18,089	$284,793	58,516	$530,904

The Company believes that its existing sources of capital will provide sufficient funds to finance its continued development and acquisition activities. The scheduled deliveries of the 5.0 million square feet of Properties under Development as of March 31, 2006 are as follows (dollars in thousands):

	Square Feet
Scheduled	Industrial-	Industrial-			Percent	Total
In-Service Date	Distribution	Flex	Office	Total	Leased	Investment
2nd Quarter 2006	24,576	217,600	173,360	415,536	99.2%	$53,537
3rd Quarter 2006	130,000	46,500	256,412	432,912	89.9%	54,439
4th Quarter 2006	—	48,000	105,255	153,255	34.4%	24,952
1st Quarter 2007	—	79,600	154,416	234,016	28.9%	29,933
2nd Quarter 2007	1,300,320	—	129,638	1,429,958	3.5%	95,439
3rd Quarter 2007	800,000	96,000	110,000	1,006,000	—	61,716
1st Quarter 2008	—	—	54,230	54,230	—	22,037
Thereafter	—	—	1,253,223	1,253,223	72.8%	472,000

TOTAL	2,254,896	487,700	2,236,534	4,979,130	37.8%	$814,053

The Company’s existing sources of capital include the public debt and equity markets, proceeds from dispositions of properties, equity contributions by joint venture partners and net cash provided from operating activities. Additionally, the Company expects to incur variable rate debt, including borrowings under the $600 million Credit Facility, from time to time.
The Company has an effective S-3 shelf registration statement on file with the SEC (the “Shelf Registration Statement”). As of May 5, 2006, pursuant to the Shelf Registration Statement, the Trust had the capacity to issue up to $586.1 million in equity securities and the Operating Partnership had the capacity to issue up to $806.2 million in debt securities.
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

Funds from operations available to common shareholders also does not represent cash flows generated from operating, investing or financing activities as defined by GAAP. Funds from operations (“FFO”) available to common shareholders for the three months ended March 31, 2006, and 2005 are as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2006	2005
Reconciliation of net income to FFO – basic:

Net Income	$90,427	$45,601

Basic — Income available to common shareholders	90,427	45,601
Basic – income available to common shareholders per weighted average share	$1.02	$.53

Adjustments:
Depreciation and amortization of unconsolidated joint ventures	553	366
Depreciation and amortization	36,591	34,698
Gain on property dispositions	(59,646)	(8,867)
Minority interest share in addback for depreciation and amortization and gain on property dispositions	857	(1,024)

Funds from operations available to common shareholders – basic	$68,782	$70,774

Basic Funds from operations available to common shareholders per weighted average share	$.78	$.82

Reconciliation of net income to FFO – diluted:

Net Income	$90,427	$45,601

Diluted – income available to common shareholders	90,427	45,601
Diluted – income available to common shareholders per weighted average share	$1.01	$.52

Adjustments:
Depreciation and amortization of unconsolidated joint ventures	553	366
Depreciation and amortization	36,591	34,698
Gain on property dispositions	(59,646)	(8,867)
Minority interest less preferred share distributions	3,582	1,855

Funds from operations available to common shareholders – diluted	$71,507	$73,653

Diluted Funds from operations available to common shareholders per weighted average share	$.77	$.81

Reconciliation of weighted average shares:

Weighted average common shares – all basic calculations	88,326	85,867
Dilutive shares for long term compensation plans	1,550	1,407

Diluted shares for net income calculations	89,876	87,274
Weighted average common units	3,518	3,666

Diluted shares for Funds from operations calculations	93,394	90,940

Inflation
Inflation has remained relatively low during the last three years, and as a result, it has not had a significant impact on the Company during this period. The $600 million Credit Facility bears interest at a variable rate; therefore, the amount of interest payable under the $600 million Credit Facility is influenced by changes in short-term interest rates, which tend to be sensitive to inflation. To the extent an increase in inflation would result in increased operating costs, such as in insurance, real estate taxes and utilities, substantially all of the tenants’ leases require the tenants to absorb these costs as part of their rental obligations. In addition, inflation also may have the effect of increasing market rental rates.
Item 3: Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes to the Company’s exposure to market risk since its Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4: Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that its disclosure controls and procedures, as of the end of the period covered by this report, are functioning effectively to provide reasonable assurance that information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls
There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected or are reasonable likely to materially affect the Company’s internal control over financial reporting.

Part II: Other Information
Item 1. Legal Proceedings
None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits

10.1 *	Certain Elements of the Liberty Property Trust Executive Compensation Program.

31.1 *	Certifications of the Chief Executive Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2 *	Certifications of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.3 *	Certifications of the Chief Executive Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.4 *	Certifications of the Chief Financial Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1 *	Certifications of the Chief Executive Officer of Liberty Property Trust required under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2 *	Certifications of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.3 *	Certifications of the Chief Executive Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.4 *	Certifications of the Chief Financial Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY PROPERTY TRUST

/s/ WILLIAM P. HANKOWSKY	May 9, 2006

William P. Hankowsky	Date
President and Chief Executive Officer

/s/ GEORGE J. ALBURGER, JR.	May 9, 2006

George J. Alburger, Jr.	Date
Executive Vice President and Chief Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY PROPERTY LIMITED PARTNERSHIP

BY: Liberty Property Trust
General Partner

/s/ WILLIAM P. HANKOWSKY	May 9, 2006
William P. Hankowsky	Date
President and Chief Executive Officer

/s/ GEORGE J. ALBURGER, JR.	May 9, 2006
George J. Alburger, Jr.	Date
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
10.1	Certain Elements of the Liberty Property Trust Executive Compensation Program.

31.1	Certifications of the Chief Executive Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certifications of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.3	Certifications of the Chief Executive Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.4	Certifications of the Chief Financial Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certifications of the Chief Executive Officer of Liberty Property Trust required under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2	Certifications of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.3	Certifications of the Chief Executive Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.4	Certifications of the Chief Financial Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)