Form 10-Q
period 2006-06-30
LIBERTY PROPERTY LIMITED PARTNERSHIP; LIBERTY PROPERTY TRUST
filed 2006-08-07
CIK 921113, 921112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

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
Large Accelerated Filer ☑      Accelerated Filer ☐      Non-Accelerated Filer☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ NO ☑
On August 4, 2006, 90,019,387 Common Shares of Beneficial Interest, par value $.001 per share, of Liberty Property Trust were outstanding.

Liberty Property Trust/Liberty Property Limited Partnership
Form 10-Q for the period ended June 30, 2006

Index		Page
Part I.	Financial Information

Item 1.	Financial Statements (unaudited)

	Condensed consolidated balance sheets of Liberty Property Trust at June 30, 2006 and December 31, 2005	3

	Condensed consolidated statements of operations of Liberty Property Trust for the three months ended June 30, 2006 and June 30, 2005	4

	Condensed consolidated statements of operations of Liberty Property Trust for the six months ended June 30, 2006 and June 30, 2005	5

	Condensed consolidated statements of cash flows of Liberty Property Trust for the six months ended June 30, 2006 and June 30, 2005	6

	Notes to condensed consolidated financial statements of Liberty Property Trust	7

	Condensed consolidated balance sheets of Liberty Property Limited Partnership at June 30, 2006 and December 31, 2005	15

	Condensed consolidated statements of operations of Liberty Property Limited Partnership for the three months ended June 30, 2006 and June 30, 2005	16

	Condensed consolidated statements of operations of Liberty Property Limited Partnership for the six months ended June 30, 2006 and June 30, 2005	17

	Condensed consolidated statements of cash flows of Liberty Property Limited Partnership for the six months ended June 30, 2006 and June 30, 2005	18

	Notes to condensed consolidated financial statements of Liberty Property Limited Partnership	19

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	33

Item 4.	Controls and Procedures	33

Part II.	Other Information	34

Signatures for Liberty Property Trust		37

Signatures for Liberty Property Limited Partnership		38

Exhibit Index		39
Amended and Restated Limited Partnership Agreement of Liberty/Commerz 1701 JFK Boulevard Limited Partnership
NOI Support Agreement
Completion and Payment Agreement and Guaranty
Certifications of the Chief Executive Officer
Certifications of the Chief Financial Officer
Certifications of the Chief Executive Officer, required by Rule 13a-14(a)
Certifications of the Chief Financial Officer, required by Rule 13a-14(a)
Certifications of the Chief Executive Officer, required by Rule 13a-14(b)
Certifications of the Chief Financial Officer, required by Rule 13a-14(b)
Certifications of the Chief Executive Officer, required by Rule 13a-14(b)
Certifications of the Chief Financial Officer, required by Rule 13a-14(b)

CONDENSED CONSOLIDATED BALANCE SHEETS OF LIBERTY PROPERTY TRUST
(In thousands, except share amounts)

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Real estate:
Land and land improvements	$636,896	$627,914
Building and improvements	3,640,731	3,716,958
Less accumulated depreciation	(767,632)	(743,346)

Operating real estate	3,509,995	3,601,526

Development in progress	405,921	324,924
Land held for development	166,429	158,653

Net real estate	4,082,345	4,085,103

Cash and cash equivalents	37,762	61,629
Restricted cash	17,728	29,085
Accounts receivable	29,034	14,761
Deferred rent receivable	69,787	72,818
Deferred financing and leasing costs, net of accumulated amortization (2006, $116,701; 2005, $106,752)	119,184	120,904
Investments in unconsolidated joint ventures	44,663	33,522
Assets held for sale	10,080	22,934
Prepaid expenses and other assets	146,977	56,773

Total assets	$4,557,560	$4,497,529

LIABILITIES
Mortgage loans	$210,057	$238,728
Unsecured notes	1,755,000	1,755,000
Credit facility	214,480	255,450
Accounts payable	37,695	32,919
Accrued interest	35,312	34,892
Dividend payable	57,313	56,490
Other liabilities	154,566	161,735

Total liabilities	2,464,423	2,535,214

Minority interest	270,601	253,133

SHAREHOLDERS’ EQUITY
Common shares of beneficial interest, $.001 par value, 191,200,000 shares authorized, 89,610,011 (includes 59,100 in treasury) and 88,415,764 (includes 59,100 in treasury) shares issued and outstanding as of June 30, 2006 and December 31, 2005, respectively	89	88
Additional paid-in capital	1,857,672	1,799,068
Accumulated other comprehensive income	15,458	9,906
Distributions in excess of net income	(49,356)	(98,553)
Common shares in treasury, at cost, 59,100 shares as of June 30, 2006 and December 31, 2005	(1,327)	(1,327)

Total shareholders’ equity	1,822,536	1,709,182

Total liabilities and shareholders’ equity	$4,557,560	$4,497,529

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands, except per share amounts)

	Three Months Ended
	June 30, 2006	June 30, 2005
OPERATING REVENUE
Rental	$119,519	$122,623
Operating expense reimbursement	49,446	45,168

Total operating revenue	168,965	167,791

OPERATING EXPENSE
Rental property	34,694	32,037
Real estate taxes	18,152	16,254
General and administrative	11,501	9,559
Depreciation and amortization	37,323	35,226

Total operating expenses	101,670	93,076

Operating income	67,295	74,715

OTHER INCOME (EXPENSE)
Interest and other income	2,222	2,616
Interest expense	(29,628)	(31,095)

Total other income (expense)	(27,406)	(28,479)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures	39,889	46,236

Gain on property dispositions, including impairment	17,438	(4,524)
Income taxes	(235)	(911)
Minority interest	(5,839)	(4,995)
Equity in earnings of unconsolidated joint ventures	741	182

Income from continuing operations	51,994	35,988

Discontinued operations, net of minority interest (including net gain on property dispositions of $16,550 and $7,244 for the three months ended June 30, 2006 and 2005)	16,456	8,569

Net income	$68,450	$44,557

Earnings per common share
Basic:
Income from continuing operations	$0.58	$0.41
Income from discontinued operations	0.19	0.10

Income per common share – basic	$0.77	$0.51

Diluted:
Income from continuing operations	$0.58	$0.41
Income from discontinued operations	0.18	0.10

Income per common share – diluted	$0.76	$0.51

Distributions per common share	$0.615	$0.61

Weighted average number of common shares outstanding
Basic	88,934	86,685
Diluted	90,324	88,134
See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands, except per share amounts)

	Six Months Ended
	June 30, 2006	June 30, 2005
OPERATING REVENUE
Rental	$235,096	$233,871
Operating expense reimbursement	99,113	91,200

Total operating revenue	334,209	325,071

OPERATING EXPENSE
Rental property	70,786	67,147
Real estate taxes	35,338	31,384
General and administrative	21,517	18,001
Depreciation and amortization	73,041	67,553

Total operating expenses	200,682	184,085

Operating income	133,527	140,986

OTHER INCOME (EXPENSE)
Interest and other income	4,418	4,745
Interest expense	(60,449)	(60,572)

Total other income (expense)	(56,031)	(55,827)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures	77,496	85,159

Gain on property dispositions, including impairment	17,483	(4,929)
Income taxes	(610)	(1,445)
Minority interest	(10,396)	(9,118)
Equity in earnings of unconsolidated joint ventures	916	2,202

Income from continuing operations	84,889	71,869

Discontinued operations, net of minority interest (including net gain on property dispositions of $76,080 and $14,420 for the six months ended June 30, 2006 and 2005)	73,988	18,289

Net income	$158,877	$90,158

Earnings per common share
Basic:
Income from continuing operations	$0.95	$0.83
Income from discontinued operations	0.84	0.21

Income per common share – basic	$1.79	$1.04

Diluted:
Income from continuing operations	$0.94	$0.82
Income from discontinued operations	0.82	0.21

Income per common share – diluted	$1.76	$1.03

Distributions per common share	$1.23	$1.22

Weighted average number of common shares outstanding
Basic	88,587	86,278
Diluted	90,101	87,716
See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands)

	Six Months Ended
	June 30, 2006	June 30, 2005
OPERATING ACTIVITIES
Net income	$158,877	$90,158
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75,928	73,155
Amortization of deferred financing costs	2,134	2,344
Equity in earnings of unconsolidated joint ventures	(916)	(2,202)
Distributions from unconsolidated joint ventures	2,937	4,391
Minority interest in net income	13,594	9,858
Gain on property dispositions, including impairment	(93,563)	(9,491)
Noncash compensation	3,775	2,214
Changes in operating assets and liabilities:
Restricted cash	13,967	8,519
Accounts receivable	(13,308)	5,017
Deferred rent receivable	3,031	(3,555)
Prepaid expenses and other assets	(91,558)	4,268
Accounts payable	4,401	3,084
Accrued interest	420	582
Other liabilities	(9,581)	5,817

Net cash provided by operating activities	70,138	194,159

INVESTING ACTIVITIES
Investment in properties	(79,454)	(190,006)
Investment in unconsolidated joint ventures	(1,939)	(13,034)
Proceeds from disposition of properties/land	352,658	89,749
Investment in development in progress	(176,263)	(72,975)
Investment in land held for development	(27,817)	(58,774)
Increase in deferred leasing costs	(11,311)	(24,232)

Net cash provided by (used in) investing activities	55,874	(269,272)

FINANCING ACTIVITIES
Net proceeds from issuance of common shares	40,151	49,281
Net proceeds from the issuance of preferred units	—	42,889
Net proceeds from issuance of unsecured notes	—	296,424
Repayments of mortgage loans	(29,185)	(96,656)
Proceeds from credit facility	234,445	339,550
Repayments on credit facility	(275,415)	(419,550)
(Decrease) increase in deferred financing costs	(1,813)	1,823
Distributions to minority interests	—	(3,710)
Distributions paid on common shares	(108,935)	(105,035)
Distributions paid on units	(11,369)	(9,866)

Net cash (used in) provided by financing activities	(152,121)	95,150

(Decrease) increase in cash and cash equivalents	(26,109)	20,037
Increase (decrease) in cash and cash equivalents related to foreign currency translation	2,242	(2,713)
Cash and cash equivalents at beginning of period	61,629	33,667

Cash and cash equivalents at end of period	$37,762	$50,991

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Write-off of fully depreciated property and deferred costs	$42,691	$19,959
Acquisition of properties	—	(17,183)
Assumption of mortgage loans	—	17,183
Issuance of operating partnership units	30,000	—
See accompanying notes.

Liberty Property Trust
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2006
Note 1: Organization and Basis of Presentation
Organization
Liberty Property Trust (the “Trust”) is a self-administered and self-managed Maryland real estate investment trust (a “REIT”). Substantially all of the Trust’s assets are owned directly or indirectly, and substantially all of the Trust’s operations are conducted directly or indirectly, by Liberty Property Limited Partnership (the “Operating Partnership” and together with the Trust and their consolidated subsidiaries, the “Company”). The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 95.5% and 96.1% of the common equity of the Operating Partnership at June 30, 2006 and 2005, respectively. The Company provides leasing, property management, development, acquisition and other tenant-related services for a portfolio of industrial and office properties that are located principally within the Mid-Atlantic, Southeastern and Midwestern United States and the United Kingdom.
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
Income per Common Share
The following table sets forth the computation of basic and diluted income per common share for the three and six months ended June 30, 2006 and 2005 (in thousands except per share amounts):

	For the Three Months Ended June 30, 2006			For the Three Months Ended June 30, 2005
		Weighted			Weighted
		Average			Average
	Income	Shares	Per	Income	Shares	Per
	(Numerator)	(Denominator)	Share	(Numerator)	(Denominator)	Share
Basic income from continuing operations
Income from continuing operations	$51,994	88,934	$0.58	$35,988	86,685	$0.41

Dilutive shares for long-term compensation plans	—	1,390		—	1,449

Diluted income from continuing operations
Income from continuing operations and assumed conversions	51,994	90,324	$0.58	35,988	88,134	$0.41

Basic income from discontinued operations
Discontinued operations net of minority interest	16,456	88,934	$0.19	8,569	86,685	$0.10

Dilutive shares for long-term compensation plans	—	1,390		—	1,449

Diluted income from discontinued operations
Discontinued operations net of minority interest	16,456	90,324	$0.18	8,569	88,134	$0.10

Basic income per common share
Net income	68,450	88,934	$0.77	44,557	86,685	$0.51

Dilutive shares for long-term compensation plans	—	1,390		—	1,449

Diluted income per common share
Net income and assumed conversions	$68,450	90,324	$0.76	$44,557	88,134	$0.51

	For the Six Months Ended June 30, 2006			For the Six Months Ended June 30, 2005
		Weighted			Weighted
		Average			Average
	Income	Shares	Per	Income	Shares	Per
	(Numerator)	(Denominator)	Share	(Numerator)	(Denominator)	Share
Basic income from continuing operations
Income from continuing operations	$84,889	88,587	$0.95	$71,869	86,278	$0.83

Dilutive shares for long-term compensation plans	—	1,514		—	1,438

Diluted income from continuing operations
Income from continuing operations and assumed conversions	84,889	90,101	$0.94	71,869	87,716	$0.82

Basic income from discontinued operations
Discontinued operations net of minority interest	73,988	88,587	$0.84	18,289	86,278	$0.21

Dilutive shares for long-term compensation plans	—	1,514		—	1,438

Diluted income from discontinued operations
Discontinued operations net of minority interest	73,988	90,101	$0.82	18,289	87,716	$0.21

Basic income per common share
Net income	158,877	88,587	$1.79	90,158	86,278	$1.04

Dilutive shares for long-term compensation plans	—	1,514		—	1,438

Diluted income per common share
Net income and assumed conversions	$158,877	90,101	$1.76	$90,158	87,716	$1.03

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
Certain restricted share awards and option awards are subject to accelerated vesting upon retirement. The Company historically accounted for these awards over the explicit service period. Upon adoption of SFAS No. 123(R), the Company expensed new awards to individuals qualifying for share acceleration. Compensation costs relating to awards granted prior to the adoption of SFAS No. 123(R) continue to be expensed over the explicit service period. Had the Company accounted for those awards over the substantive service period, compensation costs for the three months ended June 30, 2005 would have decreased by $0.1 million and for the six months ended June 30, 2005 would have increased by $0.4 million.
Options:
The Company has authorized the grant of options under the Plan to executive officers, other key employees, non-employee trustees and consultants of up to 12.8 million shares of the Company’s common shares. All options granted have 10-year terms and most options vest over a 3-year period, with options to purchase up to 20% of the shares exercisable after the first anniversary, up to 50% after the second anniversary and 100% after the third anniversary of the date of grant.
Share based compensation cost related to options for the three months ended June 30, 2006 and 2005 was $199,000 and $157,000, respectively. Share based compensation cost related to options for the six months ended June 30, 2006 and 2005 was $370,000 and $258,000, respectively.

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

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Income available to common shareholders	$44,557	$90,158
Add: Share-based compensation expense included in reported net income available to common shareholders	156	258
Deduct: Total share-based employee compensation expense determined under fair value based method for all awards	(163)	(388)

Pro forma income available to common shareholders	$44,550	$90,028

Income per common share:
Basic – as reported	$0.51	$1.04
Basic – pro forma	$0.51	$1.04

Diluted – as reported	$0.51	$1.03
Diluted – pro forma	$0.51	$1.03
The fair value of share option awards is estimated on the date of the grant using the Black-Scholes option valuation model. The following weighted-average assumptions were utilized in calculating the fair value of options granted during the periods indicated:

	Six Months Ended	Six Months Ended
	June 30, 2006	June 30, 2005
Risk-free interest rate	4.8%	4.4%
Dividend yield	5.8%	5.9%
Volatility factor	0.188	0.183
Weighted-average expected life	7 years	8 years
The following table summarizes the Company’s share option activity for the six months ended June 30, 2006:

		Weighted
		Average
	Options	Exercise
	(000s)	Price
Outstanding at January 1, 2006	3,521	$29.31
Granted	175	46.94
Exercised	(439)	27.65

Outstanding at June 30, 2006	3,257	$30.48

Exercisable at June 30, 2006	2,758	$28.07
The weighted average fair value of options granted during the six months ended June 30, 2006 and 2005 was $5.06 and $3.82, respectively. Exercise prices for options outstanding as of June 30, 2006 ranged from $21.88 to $48.54. The weighted average remaining contractual life of the options outstanding and exercisable at June 30, 2006 was 5.3 years and 4.7 years, respectively.

During the six months ended June 30, 2006 and 2005, the total intrinsic value of stock options exercised (the difference between the market price at exercise and the price paid by the individual to exercise the option) was $7.3 million and $7.5 million, respectively. As of June 30, 2006, the aggregate intrinsic value of options outstanding was $44.7 million and the aggregate intrinsic value of options exercisable was $44.5 million. The total cash received from the exercise of options for the six months ended June 30, 2006 and 2005 was $12.1 million and $12.2 million, respectively.
Long Term Incentive Shares (“LTI”):
Restricted LTI share grants made under the Plan are valued at the grant date fair value, which is the market price of the underlying common shares, and vest ratably over a 5-year period beginning with the first anniversary of the grant.
Share-based compensation cost related to restricted LTI share grants for the three and six months ended June 30, 2006 were $779,000 and $1,728,000, respectively, compared to $633,000 and $1,149,000 for the same periods in 2005.
The following table shows a summary of the Company’s restricted LTI share activity for the six months ended June 30, 2006:

		Weighted Avg
	Shares	Grant Date
	(000s)	Fair value
Nonvested at January 1, 2006	253	$39.10
Granted	76	48.13
Vested	(50)	37.12

Nonvested at June 30, 2006	279	$41.92

As of June 30, 2006, there was $11.7 million of total unrecognized compensation cost related to nonvested LTI share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 2.7 years. The total fair value of restricted shares vested during the six months ended June 30, 2006 and 2005 was $1.9 million and $1.6 million, respectively.
Bonus Shares:
The Plan provides that employees of the Company may elect to receive bonuses or commissions in the form of common shares in lieu of cash (“Bonus Shares”). By making such election, the employee receives shares equal to 120% of the cash value of the bonus or commission, less applicable withholding tax. Bonus Shares issued for the six months ended June 30, 2006 and 2005 were 32,222 and 42,797, respectively. Share-based compensation cost related to Bonus Shares for the three and six months ended June 30, 2006 was $0.2 million and $1.5 million, respectively, compared to $0.1 million and $1.7 million for the same periods in 2005.
Profit Sharing Plan:
The Plan provides that employees of the Company, below the officer level, may receive up to 5% of base pay in the form of common shares depending on Company performance. Shares issued in conjunction with the profit sharing plan for the six months ended June 30, 2006 and 2005 were 3,072 and 3,126 shares, respectively.
Employee Share Purchase Plan:
The Company registered 750,000 common shares under the Securities Act of 1933, as amended, in connection with an employee share purchase plan (“ESPP”). The ESPP enables eligible employees to purchase shares of the Company, in amounts up to 10% of the employee’s salary, at a 15% discount to fair market value. There were 6,542 and 4,926 shares issued, in accordance with the ESPP, during the six months ended June 30, 2006 and 2005.
Foreign Currency Translation
The functional currency of the Company’s United Kingdom operation is pounds sterling. The Company translates its financial statements into US dollars. Gains and losses resulting from this translation do not impact the results of operations and are included in accumulated other comprehensive income as a separate component of shareholders’ equity. Other comprehensive income was $5.1 million for the three months ended June 30, 2006 and other comprehensive loss was $8.2 million for the three months ended June 30, 2005. Other comprehensive income was $5.6 million for the six months ended June 30, 2006 and other comprehensive loss was $10.4 million for the six months ended June 30, 2005. Upon sale or upon complete or substantially complete liquidation of a foreign investment, the gain or loss on the sale will include a portion of the cumulative translation adjustments that have been previously recorded in other comprehensive income.
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

For the Three Months Ended June 30, 2006
	Delaware Valley		Midwest
	Southeastern		Lehigh				United
	Pennsylvania	Other	Valley	Other	Mid-Atlantic	Florida	Kingdom	Total
Operating revenue	$47,531	$9,720	$24,205	$30,757	$29,664	$26,124	$964	$168,965
Rental property expenses and real estate taxes	14,021	2,876	6,494	11,143	8,860	8,800	652	52,846

Property level operating income	$33,510	$6,844	$17,711	$19,614	$20,804	$17,324	$312	116,119

Interest and other income								2,222
Interest expense								(29,628)
General and administrative								(11,501)
Depreciation and amortization								(37,323)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures								39,889
Gain on property dispositions, including impairment								17,438
Income taxes								(235)
Minority interest								(5,839)
Equity in earnings of unconsolidated joint ventures								741
Discontinued operations, net of minority interest								16,456

Net income								$68,450

For the Three Months Ended June 30, 2005
	Delaware Valley		Midwest
	Southeastern		Lehigh				United
	Pennsylvania	Other	Valley	Other	Mid-Atlantic	Florida	Kingdom	Total
Operating revenue	$52,016	$9,148	$22,031	$28,918	$25,367	$23,768	$6,543	$167,791
Rental property expenses and real estate taxes	13,142	2,908	5,853	10,433	7,418	7,456	1,081	48,291

Property level operating income	$38,874	$6,240	$16,178	$18,485	$17,949	$16,312	$5,462	119,500

Interest and other income								2,616
Interest expense								(31,095)
General and administrative								(9,559)
Depreciation and amortization								(35,226)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures								46,236
Gain on property dispositions, including impairment								(4,524)
Income taxes								(911)
Minority interest								(4,995)
Equity in earnings of unconsolidated joint ventures								182
Discontinued operations, net of minority interest								8,569

Net income								$44,557

For the Six Months Ended June 30, 2006
	Delaware Valley		Midwest
	Southeastern		Lehigh				United
	Pennsylvania	Other	Valley	Other	Mid-Atlantic	Florida	Kingdom	Total
Operating revenue	$92,652	$19,143	$49,007	$62,638	$57,746	$51,194	$1,829	$334,209
Rental property expenses and real estate taxes	28,434	5,932	12,598	23,020	17,894	16,843	1,403	106,124

Property level operating income	$64,218	$13,211	$36,409	$39,618	$39,852	$34,351	$426	228,085

Interest and other income								4,418
Interest expense								(60,449)
General and administrative								(21,517)
Depreciation and amortization								(73,041)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures								77,496
Gain on property dispositions, including impairment								17,483
Income taxes								(610)
Minority interest								(10,396)
Equity in earnings of unconsolidated joint ventures								916
Discontinued operations, net of minority interest								73,988

Net income								$158,877

For the Six Months Ended June 30, 2005
	Delaware Valley		Midwest
	Southeastern		Lehigh				United
	Pennsylvania	Other	Valley	Other	Mid-Atlantic	Florida	Kingdom	Total
Operating revenue	$97,359	$18,165	$43,212	$57,347	$50,593	$46,669	$11,726	$325,071
Rental property expenses and real estate taxes	28,035	6,261	11,513	20,966	15,268	14,436	2,052	98,531

Property level operating income	$69,324	$11,904	$31,699	$36,381	$35,325	$32,233	$9,674	226,540

Interest and other income								4,745
Interest expense								(60,572)
General and administrative								(18,001)
Depreciation and amortization								(67,553)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures								85,159
Gain on property dispositions, including impairment								(4,929)
Income taxes								(1,445)
Minority interest								(9,118)
Equity in earnings of unconsolidated joint ventures								2,202
Discontinued operations, net of minority interest								18,289

Net income								$90,158

Note 3: SFAS No. 144, “Accounting For The Impairment Or Disposal Of Long-Lived Assets"
In accordance with SFAS No. 144, the operating results and gain/(loss) on the disposition of real estate for properties sold and held for sale are reflected in the consolidated statements of operations as discontinued operations. The proceeds from dispositions of operating properties for the three and six months ended June 30, 2006 were $101.7 million and $258.2 million, respectively, as compared to $63.7 million and $93.0 million, respectively, for the same periods in 2005. Below is a summary of the results of the properties disposed of through the respective disposition dates (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Revenues	$3,300	$9,727	$8,313	$22,889
Operating expenses	(1,201)	(2,459)	(2,731)	(5,704)
Interest expense	(359)	(3,109)	(1,953)	(7,079)
Depreciation and amortization	(1,062)	(2,489)	(2,523)	(5,497)

Income before property dispositions and minority interest	$678	$1,670	$1,106	$4,609

As of June 30, 2006, the Company determined that the held for sale criteria in SFAS No. 144 has been met for seven properties totaling 308,000 square feet.
During the three months ended June 30, 2006, the Company sold properties to a joint venture in which the Company retained a 25% ownership interest for proceeds of $125 million. Sales of land and development properties and properties in operation where the Company has continuing involvement are reflected as a component of income from continuing operations. See Chicago Joint Venture below.
Interest expense is allocated to discontinued operations as permitted under Emerging Issues Task Force (“EITF”) Issue No. 87-24, “Allocation of Interest to Discontinued Operations,” and such interest expense has been included in computing income from discontinued operations. The allocation of interest expense to discontinued operations was based on the ratio of net assets sold (without continuing involvement) or held for sale to the sum of total net assets plus consolidated debt.

Note 4: Joint Ventures
Comcast Center
On April 13, 2006, the Company entered into a joint venture pursuant to which it sold an 80% interest in the equity of Comcast Center, a 1.25 million square foot office tower the Company is developing in Philadelphia, Pennsylvania.
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
Under the terms of the joint venture arrangement, the Company is obligated to complete development of the building, the estimated cost of which is approximately $472 million (including $7 million in refurbishment costs), and is also obligated to complete the initial lease up of the property. The criteria for sale recognition in accordance with SFAS No. 66 “Accounting for the Sale of Real Estate” have not been met and this transaction is accounted for as a financing arrangement.
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
Note 5: Recently Issued Accounting Standards
SFAS No. 153
In December 2004, the FASB issued SFAS No. 153, “Accounting for Non-monetary Transactions” (“SFAS No. 153”). SFAS No. 153 requires non-monetary exchanges to be accounted for at fair value, recognizing any gain or loss, if the transactions meet a commercial-substance criterion and fair value is determinable. The provisions of SFAS No. 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company adopted the provisions of SFAS No. 153 on January 1, 2006 and the adoption did not have a material impact on the Company’s results of operations or its financial position.
EITF Issue 04-5
In June 2005, the FASB ratified its consensus in EITF Issue 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“Issue 04-5”). The effective date for Issue 04-5 was June 29, 2005 for all new or modified partnerships and January 1, 2006 for all other partnerships. The adoption of Issue 04-5 did not have a material impact on the Company’s results of operations or its financial position.

CONDENSED CONSOLIDATED BALANCE SHEETS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(In thousands)

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Real estate:
Land and land improvements	$636,896	$627,914
Building and improvements	3,640,731	3,716,958
Less accumulated depreciation	(767,632)	(743,346)

Operating real estate	3,509,995	3,601,526

Development in progress	405,921	324,924
Land held for development	166,429	158,653

Net real estate	4,082,345	4,085,103

Cash and cash equivalents	37,762	61,629
Restricted cash	17,728	29,085
Accounts receivable	29,034	14,761
Deferred rent receivable	69,787	72,818
Deferred financing and leasing costs, net of accumulated amortization (2006, $116,701; 2005, $106,752)	119,184	120,904
Investments in unconsolidated joint ventures	44,663	33,522
Assets held for sale	10,080	22,934
Prepaid expenses and other assets	146,977	56,773

Total assets	$4,557,560	$4,497,529

LIABILITIES
Mortgage loans	$210,057	$238,728
Unsecured notes	1,755,000	1,755,000
Credit facility	214,480	255,450
Accounts payable	37,695	32,919
Accrued interest	35,312	34,892
Distribution payable	57,313	56,490
Other liabilities	154,566	161,735

Total liabilities	2,464,423	2,535,214

Minority interest	393	407

OWNERS’ EQUITY
General partner’s equity – common units	1,822,536	1,709,182
Limited partners’ equity – preferred units	184,657	184,657
– common units	85,551	68,069

Total owners’ equity	2,092,744	1,961,908

Total liabilities and owners’ equity	$4,557,560	$4,497,529

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands, except per unit amounts)

	Three Months Ended
	June 30, 2006	June 30, 2005
OPERATING REVENUE
Rental	$119,519	$122,623
Operating expense reimbursement	49,446	45,168

Total operating revenue	168,965	167,791

OPERATING EXPENSE
Rental property	34,694	32,037
Real estate taxes	18,152	16,254
General and administrative	11,501	9,559
Depreciation and amortization	37,323	35,226

Total operating expenses	101,670	93,076

Operating income	67,295	74,715

OTHER INCOME (EXPENSE)
Interest and other income	2,222	2,616
Interest expense	(29,628)	(31,095)

Total other income (expense)	(27,406)	(28,479)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures	39,889	46,236

Gain on property dispositions, including impairment	17,438	(4,524)
Income taxes	(235)	(911)
Minority interest	—	(368)
Equity in earnings of unconsolidated joint ventures	741	182

Income from continuing operations	57,833	40,615

Discontinued operations (including net gain on property dispositions of $16,550 and $7,244 for the three months ended June 30, 2006 and 2005)	17,228	8,914

Net income	75,061	49,529

Preferred unit distributions	(3,401)	(2,663)
Excess of preferred unit redemption over carrying amount	—	(500)

Income available to common unitholders	$71,660	$46,366

Earnings per common unit
Basic:
Income from continuing operations	$0.58	$0.41
Income from discontinued operations	0.19	0.10

Income per common unit – basic	$0.77	$0.51

Diluted:
Income from continuing operations	$0.58	$0.41
Income from discontinued operations	0.18	0.10

Income per common unit – diluted	$0.76	$0.51

Distributions per common unit	$0.615	$0.61

Weighted average number of common units outstanding
Basic	92,587	90,203
Diluted	93,977	91,651
See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands, except per unit amounts)

	Six Months Ended
	June 30, 2006	June 30, 2005
OPERATING REVENUE
Rental	$235,096	$233,871
Operating expense reimbursement	99,113	91,200

Total operating revenue	334,209	325,071

OPERATING EXPENSE
Rental property	70,786	67,147
Real estate taxes	35,338	31,384
General and administrative	21,517	18,001
Depreciation and amortization	73,041	67,553

Total operating expenses	200,682	184,085

Operating income	133,527	140,986

OTHER INCOME (EXPENSE)
Interest and other income	4,418	4,745
Interest expense	(60,449)	(60,572)

Total other income (expense)	(56,031)	(55,827)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures	77,496	85,159

Gain on property dispositions, including impairment	17,483	(4,929)
Income taxes	(610)	(1,445)
Minority interest	—	(355)
Equity in earnings of unconsolidated joint ventures	916	2,202

Income from continuing operations	95,285	80,632

Discontinued operations (including net gain on property dispositions of $76,080 and $14,420 for the six months ended June 30, 2006 and 2005)	77,186	19,029

Net income	172,471	99,661

Preferred unit distributions	(6,802)	(5,339)
Excess of preferred unit redemption over carrying amount	—	(500)

Income available to common unitholders	$165,669	$93,822

Earnings per common unit
Basic:
Income from continuing operations	$0.95	$0.83
Income from discontinued operations	0.84	0.21

Income per common unit – basic	$1.79	$1.04

Diluted:
Income from continuing operations	$0.94	$0.82
Income from discontinued operations	0.82	0.21

Income per common unit – diluted	$1.76	$1.03

Distributions per common unit	$1.23	$1.22

Weighted average number of common units outstanding
Basic	92,173	89,869
Diluted	93,687	91,308
See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands)

	Six Months Ended
	June 30, 2006	June 30, 2005
OPERATING ACTIVITIES
Net income	$172,471	$99,661
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75,928	73,155
Amortization of deferred financing costs	2,134	2,344
Equity in earnings of unconsolidated joint ventures	(916)	(2,202)
Distributions from unconsolidated joint ventures	2,937	4,391
Minority interest in net income	—	355
Gain on property dispositions, including impairment	(93,563)	(9,491)
Noncash compensation	3,775	2,214
Changes in operating assets and liabilities:
Restricted cash	13,967	8,519
Accounts receivable	(13,308)	5,017
Deferred rent receivable	3,031	(3,555)
Prepaid expenses and other assets	(91,558)	4,268
Accounts payable	4,401	3,084
Accrued interest	420	582
Other liabilities	(9,581)	5,817

Net cash provided by operating activities	70,138	194,159

INVESTING ACTIVITIES
Investment in properties	(79,454)	(190,006)
Investment in unconsolidated joint ventures	(1,939)	(13,034)
Proceeds from disposition of properties/land	352,658	89,749
Investment in development in progress	(176,263)	(72,975)
Investment in land held for development	(27,817)	(58,774)
Increase in deferred leasing costs	(11,311)	(24,232)

Net cash provided by (used in) investing activities	55,874	(269,272)

FINANCING ACTIVITIES
Net proceeds from the issuance of preferred units	—	42,889
Net proceeds from issuance of unsecured notes	—	296,424
Repayments of mortgage loans	(29,185)	(96,656)
Proceeds from credit facility	234,445	339,550
Repayments on credit facility	(275,415)	(419,550)
(Decrease) increase in deferred financing costs	(1,813)	1,823
Capital contributions	40,151	49,281
Distributions to partners	(120,304)	(118,611)

Net cash (used in) provided by financing activities	(152,121)	95,150

(Decrease) increase in cash and cash equivalents	(26,109)	20,037
Increase (decrease) in cash and cash equivalents related to foreign currency translation	2,242	(2,713)
Cash and cash equivalents at beginning of period	61,629	33,667

Cash and cash equivalents at end of period	$37,762	$50,991

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Write-off of fully depreciated property and deferred costs	$42,691	$19,959
Acquisition of properties	—	(17,183)
Assumption of mortgage loans	—	17,183
Issuance of operating partnership units	30,000	—
See accompanying notes.

Liberty Property Limited Partnership
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2006
Note 1: Organization and Basis of Presentation
Organization
Liberty Property Trust, (the “Trust”), is a self-administered and self-managed Maryland real estate investment trust (a “REIT”). Substantially all of the Trust’s assets are owned directly or indirectly, and substantially all of the Trust’s operations are conducted directly or indirectly, by Liberty Property Limited Partnership, a Pennsylvania limited partnership, (the “Operating Partnership” and together with the Trust and their consolidated subsidiaries, the “Company”). The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 95.5% and 96.1% of the common equity of the Operating Partnership at June 30, 2006 and 2005, respectively. The Company provides leasing, property management, development, acquisition and other tenant-related services for a portfolio of industrial and office properties that are located principally within the Mid-Atlantic, Southeastern and Midwestern United States and the United Kingdom.
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
Income per Common Unit
The following table sets forth the computation of basic and diluted income per common unit for the three and six months ended June 30, 2006 and June 30, 2005 (in thousands, except per unit amounts):

	For the Three Months Ended June 30, 2006			For the Three Months Ended June 30, 2005
		Weighted			Weighted
		Average			Average
	Income	Units	Per	Income	Units	Per
	(Numerator)	(Denominator)	Unit	(Numerator)	(Denominator)	Unit
Income from continuing operations	$57,833			$40,615
Less: Preferred unit distributions	(3,401)			(2,663)
Excess of preferred unit redemption over carrying amount	—			(500)

Basic income from continuing operations

Income from continuing operations available to common unitholders	54,432	92,587	$0.58	37,452	90,203	$0.41

Dilutive units for long-term compensation plans	—	1,390		—	1,448

Diluted income from continuing operations
Income from continuing operations available to common unitholders and assumed conversions	54,432	93,977	$0.58	37,452	91,651	$0.41

Basic income from discontinued operations
Discontinued operations	17,228	92,587	$0.19	8,914	90,203	$0.10

Dilutive units for long-term compensation plans	—	1,390		—	1,448

Diluted income from discontinued operations
Discontinued operations	17,228	93,977	$0.18	8,914	91,651	$0.10

Basic income per common unit
Income available to common unitholders	71,660	92,587	$0.77	46,366	90,203	$0.51

Dilutive units for long-term compensation plans	—	1,390		—	1,448

Diluted income per common unit
Income available to common unitholders and assumed conversions	$71,660	93,977	$0.76	$46,366	91,651	$0.51

	For the Six Months Ended June 30, 2006			For the Six Months Ended June 30, 2005
		Weighted			Weighted
		Average			Average
	Income	Units	Per	Income	Units	Per
	(Numerator)	(Denominator)	Unit	(Numerator)	(Denominator)	Unit
Income from continuing operations	$95,285			$80,632
Less: Preferred unit distributions	(6,802)			(5,339)
Excess of preferred unit redemption over carrying amount	—			(500)

Basic income from continuing operations
Income from continuing operations available to common unitholders	88,483	92,173	$0.95	74,793	89,869	$0.83

Dilutive units for long-term compensation plans	—	1,514		—	1,439

Diluted income from continuing operations
Income from continuing operations available to common unitholders and assumed conversions	88,483	93,687	$0.94	74,793	91,308	$0.82

Basic income from discontinued operations
Discontinued operations	77,186	92,173	$0.84	19,029	89,869	$0.21

Dilutive units for long-term compensation plans	—	1,514		—	1,439

Diluted income from discontinued operations
Discontinued operations	77,186	93,687	$0.82	19,029	91,308	$0.21

Basic income per common unit
Income available to common unitholders	165,669	92,173	$1.79	93,822	89,869	$1.04

Dilutive units for long-term compensation plans	—	1,514		—	1,439

Diluted income per common unit
Income available to common unitholders and assumed conversions	$165,669	93,687	$1.76	$93,822	91,308	$1.03

Foreign Currency Translation
The functional currency of the Company’s United Kingdom operation is pounds sterling. The Company translates its financial statements into US dollars. Gains and losses resulting from this translation do not impact the results of operations and are included in general partner’s equity - common units. Other comprehensive income was $5.1 million for the three months ended June 30, 2006 and other comprehensive loss was $8.2 million for the three months ended June 30, 2005. Other comprehensive income was $5.6 million for the six months ended June 30, 2006 and other comprehensive loss was $10.4 million for the six months ended June 30, 2005. Upon sale or upon complete or substantially complete liquidation of a foreign investment, the gain or loss on the sale will include a portion of the cumulative translation adjustments that have been previously recorded in other comprehensive income.
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

For the Three Months Ended June 30, 2006
	Delaware Valley		Midwest
	Southeastern		Lehigh				United
	Pennsylvania	Other	Valley	Other	Mid-Atlantic	Florida	Kingdom	Total
Operating revenue	$47,531	$9,720	$24,205	$30,757	$29,664	$26,124	$964	$168,965
Rental property expenses and real estate taxes	14,021	2,876	6,494	11,143	8,860	8,800	652	52,846

Property level operating income	$33,510	$6,844	$17,711	$19,614	$20,804	$17,324	$312	116,119

Interest and other income								2,222
Interest expense								(29,628)
General and administrative								(11,501)
Depreciation and amortization								(37,323)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures								39,889
Gain on property dispositions, including impairment								17,438
Income taxes								(235)
Minority interest								—
Equity in earnings of unconsolidated joint ventures								741
Discontinued operations								17,228

Net income								$75,061

For the Three Months Ended June 30, 2005
	Delaware Valley		Midwest
	Southeastern		Lehigh				United
	Pennsylvania	Other	Valley	Other	Mid-Atlantic	Florida	Kingdom	Total
Operating revenue	$52,016	$9,148	$22,031	$28,918	$25,367	$23,768	$6,543	$167,791
Rental property expenses and real estate taxes	13,142	2,908	5,853	10,433	7,418	7,456	1,081	48,291

Property level operating income	$38,874	$6,240	$16,178	$18,485	$17,949	$16,312	$5,462	119,500

Interest and other income								2,616
Interest expense								(31,095)
General and administrative								(9,559)
Depreciation and amortization								(35,226)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures								46,236
Gain on property dispositions, including impairment								(4,524)
Income taxes								(911)
Minority interest								(368)
Equity in earnings of unconsolidated joint ventures								182
Discontinued operations								8,914

Net income								$49,529

For the Six Months Ended June 30, 2006
	Delaware Valley		Midwest
	Southeastern		Lehigh				United
	Pennsylvania	Other	Valley	Other	Mid-Atlantic	Florida	Kingdom	Total
Operating revenue	$92,652	$19,143	$49,007	$62,638	$57,746	$51,194	$1,829	$334,209
Rental property expenses and real estate taxes	28,434	5,932	12,598	23,020	17,894	16,843	1,403	106,124

Property level operating income	$64,218	$13,211	$36,409	$39,618	$39,852	$34,351	$426	228,085

Interest and other income								4,418
Interest expense								(60,449)
General and administrative								(21,517)
Depreciation and amortization								(73,041)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures								77,496
Gain on property dispositions, including impairment								17,483
Income taxes								(610)
Minority interest								—
Equity in earnings of unconsolidated joint ventures								916
Discontinued operations								77,186

Net income								$172,471

For the Six Months Ended June 30, 2005
	Delaware Valley		Midwest
	Southeastern		Lehigh				United
	Pennsylvania	Other	Valley	Other	Mid-Atlantic	Florida	Kingdom	Total
Operating revenue	$97,359	$18,165	$43,212	$57,347	$50,593	$46,669	$11,726	$325,071
Rental property expenses and real estate taxes	28,035	6,261	11,513	20,966	15,268	14,436	2,052	98,531

Property level operating income	$69,324	$11,904	$31,699	$36,381	$35,325	$32,233	$9,674	226,540

Interest and other income								4,745
Interest expense								(60,572)
General and administrative								(18,001)
Depreciation and amortization								(67,553)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures								85,159
Gain on property dispositions, including impairment								(4,929)
Income taxes								(1,445)
Minority interest								(355)
Equity in earnings of unconsolidated joint ventures								2,202
Discontinued operations								19,029

Net income								$99,661

Note 3: SFAS No. 144, “Accounting For The Impairment Or Disposal Of Long-Lived Assets”
In accordance with SFAS No. 144, the operating results and gain/(loss) on the disposition of real estate for properties sold and held for sale are reflected in the consolidated statements of operations as discontinued operations. The proceeds from dispositions of operating properties for the three and six months ended June 30, 2006 were $101.7 million and $258.2 million, respectively, as compared to $63.7 million and $93.0 million, respectively, for the same periods in 2005. Below is a summary of the results of the properties disposed of through the respective disposition dates (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Revenues	$3,300	$9,727	$8,313	$22,889
Operating expenses	(1,201)	(2,459)	(2,731)	(5,704)
Interest expense	(359)	(3,109)	(1,953)	(7,079)
Depreciation and amortization	(1,062)	(2,489)	(2,523)	(5,497)

Income before property dispositions	$678	$1,670	$1,106	$4,609

As of June 30, 2006, the Company determined that the held for sale criteria in SFAS No. 144 had been met for seven properties totaling 308,000 square feet.
During the three months ended June 30, 2006, the Company sold properties to a joint venture in which the Company retained a 25% ownership interest for proceeds of $125 million. Sales of land and development properties and properties in operation where the Company has continuing involvement are reflected as a component of income from continuing operations. See Chicago Joint Venture below.
Interest expense is allocated to discontinued operations as permitted under Emerging Issues Task Force (“EITF”) Issue No. 87-24, “Allocation of Interest to Discontinued Operations,” and such interest expense has been included in computing income from discontinued operations. The allocation of interest expense to discontinued operations was based on the ratio of net assets sold (without continuing involvement) or held for sale to the sum of total net assets plus consolidated debt.
Note 4: Joint Ventures
Comcast Center
On April 13, 2006, the Company entered into a joint venture pursuant to which it sold an 80% interest in the equity of Comcast Center, a 1.25 million square foot office tower the Company is developing in Philadelphia, Pennsylvania.
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
Under the terms of the joint venture arrangement, the Company is obligated to complete development of the building, the estimated cost of which is approximately $472 million (including $7 million in refurbishment costs), and is also obligated to complete the initial lease up of the property. The criteria for sale recognition in accordance with SFAS No. 66 “Accounting for the Sale of Real Estate” have not been met and this transaction is accounted for as a financing arrangement.
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
Note 5: Recently Issued Accounting Standards
SFAS No. 153
In December 2004, the FASB issued SFAS No. 153, “Accounting for Non-monetary Transactions” (“SFAS No. 153”). SFAS No. 153 requires non-monetary exchanges to be accounted for at fair value, recognizing any gain or loss, if the transactions meet a commercial-substance criterion and fair value is determinable. The provisions of SFAS No. 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company adopted the provisions of SFAS No. 153 on January 1, 2006 and the adoption did not have a material impact on the Company’s results of operations or its financial position.
EITF Issue 04-5
In June 2005, the FASB ratified its consensus in EITF Issue 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“Issue 04-5”). The effective date for Issue 04-5 was June 29, 2005 for all new or modified partnerships and January 1, 2006 for all other partnerships. The adoption of Issue 04-5 did not have a material impact on the Company’s results of operations or its financial position.

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
The Company has an ownership interest in and operates 416 industrial and 290 office properties located primarily in the Mid-Atlantic, Southeastern and Midwestern United States and the United Kingdom (the “Properties in Operation”) totaling 63.6 million square feet. In addition, as of June 30, 2006, the Company has 30 properties under development (the “Properties under Development” and, together with the Properties in Operation, the “Properties”) and owns 1,369 acres of land, substantially all of which is zoned for commercial use. Included within the Properties and land above are 37 industrial and 10 office properties comprising 5.8 million square feet, three development properties comprising 850,000 square feet and 302 acres of developable land owned by unconsolidated joint ventures.
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
The Company continues to experience the effects of the generally slow real estate economy that has persisted since 2002. This economy has presented a particularly difficult real estate market for landlords. These circumstances have impacted many aspects of the Company’s business.
Revenue from the Properties in Operation, which represents over 95% of the Company’s revenue, was subjected in many of its markets to market conditions characterized by an oversupply of leaseable space and soft demand. In the face of these conditions, the Company successfully leased 4.9 million square feet during the three months ended June 30, 2006 and attained occupancy of 92.8% as of that date. The Company believes that these market conditions for the Properties in Operation, which have persisted since 2002, will generally continue for the remainder of 2006, notwithstanding improvements in some markets. Although rental rates in certain markets are starting to stabilize and the Company expects that there will be selected increases in rents on renewal or replacement leases, the Company believes that rents on renewal or replacement leases for 2006 generally will be less than rents on expiring leases.
Conditions in 2006 for the acquisition of properties continue to be very competitive. During the second quarter of 2006, however, the Company acquired one building representing 297,000 square feet and a Total Investment, as defined below, of $27.6 million. From January 1, 2006 through June 30, 2006, the Company acquired seven buildings representing 907,000 square feet of operating properties for an aggregate Total Investment of $61.5 million. These acquisitions generally served to increase the Company’s presence or balance the product mix in markets the Company believes to have significant potential. For 2006, the Company believes that the level of property acquisitions will be in the $250 million to $325 million range, and, similar to 2005, that many of the acquired properties will be either vacant or underleased. The Company believes that there is less competition for such properties, and that consequently they are more attractively priced and are positioned to positively contribute to earnings upon lease up and stabilization. “Total Investment” for a Property is defined as the Property’s purchase price plus closing costs and management’s estimate, as determined at the time of acquisition, of the cost of necessary building improvements in the case of acquisitions, or land costs and land and building improvement costs in the case of development projects, and, where appropriate, other development costs and carrying costs.
Dispositions of Properties in 2006 have been significant. This disposition activity has allowed the Company to (1) shift emphasis or exit product types in certain markets; (2) lower the average age of the portfolio; and (3) take advantage of favorable market conditions to optimize the cash proceeds from the sale of certain well situated assets. During the second quarter of 2006, the Company realized proceeds of $101.7 million from the sale of 14 operating properties representing 942,000 square feet. From January 1, 2006 through June 30, 2006, the Company realized aggregate proceeds of $258.2 million from the sale of 27 operating properties representing 2.9 million square feet and two acres of land. Additionally, during the three months ended June 30, 2006, the Company sold six operating properties and 100 acres of land to a joint venture in which the Company retained a 25% interest for $125.0 million. The real estate investment market continues to be very strong. Given this situation, the Company anticipates that disposition activity for 2006 will be in the $600 million to $725 million range.
In 2006, the Company continued to pursue development opportunities. During the second quarter of 2006, the Company brought into service seven development properties representing 566,000 square feet and a Total Investment of $77.3 million and initiated $145.2 million in real estate development. As of June 30, 2006, the total projected cost of the wholly owned Properties under Development is expected to be $861.6 million. The Company believes that in 2006, it will bring into service from its development pipeline properties representing approximately $180 million of investment in operating real estate.
The Company periodically enters into joint venture relationships in connection with the execution of its real estate operating strategy. During the quarter ended June 30, 2006, the Company entered into two joint ventures. – See Note 4 to the Company’s financial statements. During the six months ended June 30, 2006, unconsolidated joint ventures sold two properties representing 143,000 square feet and six acres of land for proceeds to the joint venture of $9.9 million. In addition, during the six months ended June 30, 2006, unconsolidated joint ventures initiated $63.3 million in real estate development.
The composition of the Company’s Properties in Operation as of June 30, 2006 and 2005 is as follows (in thousands, except dollars and percentages):

	Net Rent
	Per Square Foot		Total Square Feet		Percent Occupied
	June 30,		June 30,		June 30,
	2006	2005	2006	2005	2006	2005
Industrial-Distribution	$4.23	$4.27	30,852	29,802	93.9%	91.1%
Industrial-Flex	$9.02	$8.71	12,503	13,330	93.6%	90.8%
Office	$14.16	$14.11	20,234	20,001	90.6%	87.6%

	$8.26	$8.25	63,589	63,133	92.8%	89.9%

Geographic segment data for the three months ended June 30, 2006 and 2005 are included in Note 2 to the Liberty Property Trust and Liberty Property Limited Partnership financial statements.
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
Critical Accounting Policies and Estimates
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 for a discussion of critical accounting policies which include capitalized costs, revenue recognition, allowance for doubtful accounts, impairment of real estate and intangibles. During the three months ended June 30, 2006, there were no material changes to these policies.
Results of Operations
The following discussion is based on the consolidated financial statements of the Company. It compares the results of operations of the Company for the three and six months ended June 30, 2006 with the results of operations of the Company for the three and six months ended June 30, 2005. As a result of the varying levels of development, acquisition and disposition activities by the Company in 2006 and 2005, the overall operating results of the Company during such periods are not directly comparable. However, certain data, including the Same Store comparison, do lend themselves to direct comparison.
This information should be read in conjunction with the accompanying condensed consolidated financial statements and notes included elsewhere in this report.
Comparison of Three and Six Months Ended June 30, 2006 to Three and Six Months Ended June 30, 2005.
The Company’s average gross investment in operating real estate owned for the three months ended June 30, 2006 increased to $4,218.7 million from $3,790.1 million for the three months ended June 30, 2005 and for the six months ended June 30, 2006 increased to $4,176.5 million from $3,752.8 million for the six months ended June 30, 2005. This increase resulted from the increased investment in real estate acquired or developed. This increased investment in operating real estate resulted in increases in rental revenue, operating expense reimbursement, rental property operating expenses, real estate taxes, and depreciation and amortization expense.
Total operating revenue increased to $169.0 million for the three months ended June 30, 2006 from $167.8 million for the three months ended June 30, 2005 and increased to $334.2 million for the six months ended June 30, 2006 from $325.1 million for the six months ended June 30, 2005. The $1.2 million increase during the three months ended June 30, 2006 compared to the same period in 2005 was primarily due to the net increase in investment in operating real estate. This increase was partially offset by a decrease in “Termination Fees” which totaled $3.8 million for the three months ended June 30, 2006 as compared to $11.7 million for the same period in 2005. The $9.1 million increase during the six months ended June 30, 2006 compared to the six months ended June 30, 2005 was primarily due to the net increase in investment in real estate. This increase was partially offset by a decrease in “Termination Fees” which totaled $4.9 million for the six months ended June 30, 2006 as compared to $13.7 million for the six months ended June 30, 2005. “Termination Fees” are fees that the Company agrees to accept in consideration for permitting certain tenants to terminate their leases prior to the contractual expiration date. Termination Fees are included in rental revenue.
The Company evaluates the performance of the Properties in Operation by reportable segment (see Note 2 to the Company’s financial statements for a reconciliation to net income). The following table identifies changes in reportable segments (dollars in thousands):
Property level operating income:

	Three Months Ended				Six Months Ended
	June 30, 2006	June 30, 2005	% inc (dec)		June 30, 2006	June 30, 2005	% inc (dec)
Delaware Valley
– SE Pennsylvania	$33,510	$38,874	(13.8%)	(1)	$64,218	$69,324	(7.4%)	(1)
– Other	6,844	6,240	9.7%	(2)	13,211	11,904	11.0%	(2)
Midwest
– Lehigh Valley	17,711	16,178	9.5%	(3)	36,409	31,699	14.9%	(3)
– Other	19,614	18,485	6.1%		39,618	36,381	8.9%
Mid-Atlantic	20,804	17,949	15.9%	(4)	39,852	35,325	12.8%	(4)
Florida	17,324	16,312	6.2%		34,351	32,233	6.6%
United Kingdom	312	5,462	(94.3%)	(5)	426	9,674	(95.6%)	(5)

Totals	$116,119	$119,500	(2.8%)		$228,085	$226,540	0.7%

(1)	The decreases for both the three and six month periods ended June 30, 2006 versus the three and six months ended June 30, 2005 are primarily due to a decrease in Termination Fees accepted from $8.9 million in the three months ended June 30, 2005 to $2.8 million for the same period in 2006.

(2)	The increases for both the three and six month periods ended June 30, 2006 versus the three and six months ended June 30, 2005 are partially due to greater Termination Fees accepted during the respective periods and also due to an increase in average gross investment in operating real estate during the respective periods.

(3)	The increases for both the three and six month periods ended June 30, 2006 versus the three and six months ended June 30, 2005 are primarily due to increased occupancy and also due to an increase in average gross investment in operating real estate during the respective periods.

(4)	The increases for both the three and six month periods ended June 30, 2006 versus the three and six months ended June 30, 2005 are primarily due to an increase in average gross investment in operating real estate during the respective periods.

(5)	The decreases for both the three and six month periods ended June 30, 2006 versus the three and six months ended June 30, 2005 are primarily due to sales of 15 operating properties to a joint venture in December 2005.
Property level operating income, exclusive of Termination Fees, for the Same Store properties increased to $101.9 million for the three months ended June 30, 2006 from $101.6 million for the three months ended June 30, 2005, on a straight line basis (which recognizes rental revenue evenly over the life of the lease) and increased to $100.7 million for the three months ended June 30, 2006 from $99.7 million for the three months ended June 30, 2005 on a cash basis. These increases are primarily due to an increase in occupancy for both industrial and office properties.
Property level operating income, exclusive of Termination Fees, for the Same Store properties increased to $203.5 million for the six months ended June 30, 2006 from $202.3 million for the six months ended June 30, 2005 on a straight line basis and increased to $200.7 million for the six months ended June 30, 2006 from $198.7 million for the six months ended June 30, 2005 on a cash basis. These increases are primarily due to an increase in occupancy for both industrial and office properties.
Management generally considers the performance of the Same Store properties to be a useful financial performance measure because the results are directly comparable from period to period. Management further believes that the performance comparison should exclude Termination Fees since they are more event specific and are not representative of ordinary performance results. In addition, Same Store property level operating income exclusive of Termination Fees is considered by management to be a more reliable indicator of the portfolio’s baseline performance. The Same Store properties consist of the 610 Properties totaling approximately 51.4 million square feet owned since January 1, 2005.
Set forth below is a schedule comparing the property level operating income, on a straight line basis and on a cash basis, for the Same Store properties for the three and six months ended June 30, 2006 and 2005. Same Store property level operating income is a non-GAAP measure and does not represent income before property dispositions, income taxes and minority interest because it does not reflect the consolidated operations of the Company. Investors should review Same Store results, along with Funds from operations (see Liquidity and Capital Resources section), GAAP net income and cash flow from operating activities, investing activities and financing activities when trying to understand the Company’s operating performance. Also, set forth below is a reconciliation of Same Store property level operating income to net income (in thousands).

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Same Store:
Rental revenue	$104,497	$103,511	$208,473	$207,648

Operating expenses:
Rental property expense	31,229	29,669	63,392	62,960
Real estate taxes	16,528	15,551	31,897	30,208
Operating expense recovery	(45,194)	(43,299)	(90,291)	(87,778)

Unrecovered operating expenses	2,563	1,921	4,998	5,390

Property level operating income	101,934	101,590	203,475	202,258
Less straight line rent	1,219	1,899	2,747	3,590

Cash basis property level operating income	$100,715	$99,691	$200,728	$198,668

Reconciliation of non-GAAP financial measure:
Property level operating income – Same Store	$101,934	$101,590	$203,475	$202,258
Property level operating income – properties purchased or developed subsequent to January 1, 2005	10,418	6,164	19,755	10,537
Termination fees	3,767	11,746	4,855	13,745
General and administrative expense	(11,501)	(9,559)	(21,517)	(18,001)
Depreciation and amortization expense	(37,323)	(35,226)	(73,041)	(67,553)
Other income (expense)	(27,406)	(28,479)	(56,031)	(55,827)
Gain on property dispositions, including impairment	17,438	(4,524)	17,483	(4,929)
Income taxes	(235)	(911)	(610)	(1,445)
Minority interest	(5,839)	(4,995)	(10,396)	(9,118)
Equity in earnings of unconsolidated joint ventures	741	182	916	2,202
Discontinued operations, net of minority interest	16,456	8,569	73,988	18,289

Net income	$68,450	$44,557	$158,877	$90,158

General and Administrative
General and administrative expenses increased to $11.5 million for the three months ended June 30, 2006 from $9.6 million for the three months ended June 30, 2005 and increased to $21.5 million for the six months ended June 30, 2006 from $18.0 million for the six months ended June 30, 2005. The increases were primarily due to increases in compensation expense for real estate personnel necessitated by the competitive real estate market and increases in personnel consistent with the increase in the size and complexity of the Company.
Depreciation and Amortization
Depreciation and amortization increased to $37.3 million for the three months ended June 30, 2006 from $35.2 million for the three months ended June 30, 2005 and increased to $73.0 million for the six months ended June 30, 2006 from $67.6 million for the six months ended June 30, 2005. The increases were primarily due to the increase in gross investment in operating real estate during the respective periods and particularly the increased investment in leasing costs, which are amortized over a shorter period than are buildings and improvements.
Interest Expense
Interest expense decreased to $29.6 million for the three months ended June 30, 2006 from $31.1 million for the three months ended June 30, 2005 and decreased to $60.4 million for the six months ended June 30, 2006 from $60.6 million for the six months ended June 30, 2005. These decreases were due to a decrease in the average debt outstanding for the respective periods, which was $2,198.7 million for the three months ended June 30, 2006 as compared to $2,260.7 million for the three months ended June 30, 2005 and $2,215.5 million for the six months ended June 30, 2006 as compared to $2,218.2 million for the six months ended June 30, 2005. Additionally, interest expense allocated to discontinued operations for the three and six months ended June 30, 2006 was less than the interest expense allocated to discontinued operations for the three and six months ended June 30, 2005 by $2.8 million and $5.1 million, respectively, due to the level of dispositions throughout 2005 and the first two quarters of 2006. Interest costs for the three months ended June 30, 2006 and 2005 in the amount of $7.6 million and $4.3 million, respectively, and interest costs for the six months ended June 30, 2006 and 2005 in the amounts of $13.4 million and $7.9 million, respectively, were capitalized. The effect of the decreases in the average debt outstanding was partially offset by increases in the weighted average interest rates for the periods to 6.68% for the three months ended June 30, 2006 from 6.61% in 2005 and to 6.66% for the six months ended June 30, 2006 from 6.60% for the six months ended June 30, 2005.
Other
Costs directly related to the development of rental properties and land being readied for development are capitalized. Capitalized development costs include interest, development-related salaries, property taxes, insurance and other directly identifiable costs incurred during the period of development. Capitalized development-related salaries and benefits, excluding costs related to Comcast Center, historically represent approximately 1-2% of the cost of developed properties brought into service. Capitalized development-related salaries and benefits for Comcast Center are less than 1% of the cost of the project.
Gain on property dispositions, including impairment increased to a gain of $17.4 million for the three months ended June 30, 2006 from an impairment of $4.5 million for the three months ended June 30, 2005 and increased to a gain of $17.5 million for the six months ended June 30, 2006 from an impairment of $4.9 million for the six months ended June 30, 2005. The increases for the three and six months periods are due to the gains realized on the sale of a 75% interest in six distribution buildings and approximately 100 acres of land in Chicago to a joint venture.
Income from discontinued operations increased to $16.5 million from $8.6 million for the three month period ended June 30, 2006 compared to the three month period ended June 30, 2005 and increased to $74.0 million from $18.3 million for the six month period ended June 30, 2006 compared to the six month period ended June 30, 2005. The increase for both comparable periods is due to an increase in the level of property dispositions during the respective periods.
As a result of the foregoing, the Company’s net income increased to $68.5 million for the three months ended June 30, 2006 from $44.6 million for the three months ended June 30, 2005 and increased to $158.9 million for the six months ended June 30, 2006 from $90.2 million for the six months ended June 30, 2005.

Liquidity and Capital Resources
As of June 30, 2006, the Company had cash and cash equivalents of $55.5 million, including $17.7 million in restricted cash.
Net cash flow provided by operating activities decreased to $70.1 million for the six months ended June 30, 2006 from $194.2 million for the six months ended June 30, 2005. This $124.1 million decrease was primarily due to the change in prepaid expenses and other assets related to the $97.7 million in cash proceeds from property dispositions held in escrow at June 30, 2006. Decreases are also due to fluctuations in operating assets and liabilities during the respective periods. Net cash flow provided by operations is the primary source of liquidity to fund distributions to shareholders and for the recurring capital expenditures and leasing transaction costs for the Company’s Properties in Operation.
Net cash provided by investing activities changed to $55.9 million for the six months ended June 30, 2006 from net cash used of $269.3 million for the six months ended June 30, 2005. This $325.2 million change primarily resulted from an increased proceeds from the disposition of properties/land, increased investment in development in progress and a reduction in acquisition activity in 2006 as compared to 2005.
Net cash used in financing activities was $152.1 million for the six months ended June 30, 2006 compared to $95.2 million provided for the six months ended June 30, 2005. This $247.3 million change was primarily due to a decrease in borrowings in 2006 compared to 2005 due to the increase in proceeds from dispositions. Net cash provided by or used in financing activities includes proceeds from the issuance of equity and debt, net of debt repayments and shareholder distributions. Cash provided by financing activities is a source of capital utilized by the Company to fund investment activities.
The Company funds its development and acquisitions with long-term capital sources including proceeds from the disposition of Properties. For the six months ended June 30, 2006, a significant portion of these activities were funded through a $600 million Credit Facility (the “$600 million Credit Facility”). The interest rate on borrowings under the credit facility fluctuate based upon ratings from Moody’s Investors Service, Inc. (“Moody’s”), Standard and Poor’s Ratings Group (“S&P”) and Fitch, Inc. (“Fitch”). The current ratings for the Company’s senior unsecured debt are Baa2, BBB and BBB from Moody’s, S&P and Fitch, respectively. At these ratings, the interest rate for borrowings under the $600 million Credit Facility is 65 basis points over LIBOR. The $600 million Credit Facility contains an accordion feature whereby the Company may borrow an additional $200 million. The $600 million Credit Facility expires in January 2010, and has a one year extension option.
The Company uses debt financing to lower its overall cost of capital in an attempt to increase the return to shareholders. The Company staggers its debt maturities and maintains debt levels it considers to be prudent. In determining its debt levels, the Company considers various financial measures including the debt to gross assets ratio and the earnings to fixed charge coverage ratio. As of June 30, 2006 the Company’s debt to gross assets ratio was 40.9%, and for the six months ended June 30, 2006, the earnings to fixed charge coverage ratio was 2.6x. Debt to gross assets equals total long-term debt and borrowings under the $600 million Credit Facility divided by total assets plus accumulated depreciation. Earnings to fixed charges equals income from continuing operations before property dispositions and minority interest, including operating activity from discontinued operations, plus interest expense and depreciation and amortization, divided by interest expense, including capitalized interest, plus distributions on preferred units.
As of June 30, 2006, $210.1 million in mortgage loans and $1,755.0 million in unsecured notes were outstanding with a weighted average interest rate of 6.8%. The interest rates on $1,959.0 million of mortgage loans and unsecured notes are fixed and range from 5.125% to 9.75%. Interest rates on $6.1 million of mortgage loans float with the base rate of the respective lending bank or a municipal bond index. The weighted average remaining term for the mortgage loans and unsecured notes is 5.3 years.

The scheduled maturities and principal amortization of the Company’s mortgage loans, unsecured notes and borrowings under the $600 million Credit Facility and the related weighted average interest rates as of June 30, 2006 are as follows (dollars in thousands):

	MORTGAGES						WEIGHTED
	PRINCIPAL	PRINCIPAL	UNSECURED	CREDIT			AVERAGE
	AMORTIZATION	MATURITIES	NOTES	FACILITY		TOTAL	INTEREST RATE
2006 (6 months)	$4,663	$22,707	$100,000	$—		$127,370	7.11%
2007	8,551	1,553	100,000	—		110,104	7.22%
2008	7,932	39,753	—	76,480	(1)	124,165	5.98%
2009	5,652	46,148	270,000	—		321,800	7.77%
2010	4,827	4,738	200,000	138,000		347,565	7.26%
2011	4,101	10,730	250,000	—		264,831	7.26%
2012	3,219	32,911	235,000	—		271,130	6.47%
2013	2,691	—	—	—		2,691	6.00%
2014	2,857	—	200,000	—		202,857	5.65%
2015	3,033	—	300,000	—		303,033	5.13%
2016 & thereafter	3,991	—	100,000	—		103,991	7.44%

	$51,517	$158,540	$1,755,000	$214,480		$2,179,537	6.72%

(1)	Represents a deposit by the joint venture partner in the Comcast Center (see Note 4 to the Company’s financial statements) which bears interest at the greater of 5% or the current rate on the $600 million Credit Facility until development of the Comcast Center building is completed.
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
The expiring square feet and annual net rent by year for the Properties in Operation as of June 30, 2006 are as follows (in thousands):

	Industrial-		Industrial-
	Distribution		Flex		Office		Total
	Square	Annual	Square	Annual	Square	Annual	Square	Annual
	Feet	Net Rent	Feet	Net Rent	Feet	Net Rent	Feet	Net Rent
2006 (6 months)	1,399	$5,219	626	$5,574	644	$8,131	2,669	$18,924
2007	4,050	16,999	2,067	19,515	2,049	28,840	8,166	65,354
2008	4,610	18,882	2,242	21,234	2,642	39,510	9,494	79,626
2009	4,334	19,696	1,949	18,244	2,890	44,424	9,173	82,364
2010	2,076	10,128	1,533	14,932	2,602	38,696	6,211	63,756
2011	2,974	13,617	915	9,880	2,193	35,387	6,082	58,884
Thereafter	9,539	51,389	2,365	25,645	5,302	96,283	17,206	173,317

TOTAL	28,982	$135,930	11,697	$115,024	18,322	$291,271	59,001	$542,225

The Company believes that its existing sources of capital will provide sufficient funds to finance its continued development and acquisition activities. The scheduled deliveries of the 6.2 million square feet of Properties under Development as of June 30, 2006 are as follows (dollars in thousands):

	Square Feet
Scheduled	Industrial-	Industrial-			Percent	Total
In-Service Date	Distribution	Flex	Office	Total	Leased	Investment
3rd Quarter 2006	130,000	46,500	135,952	312,452	93.1%	$34,773
4th Quarter 2006	—	48,000	76,255	124,255	52.5%	21,017
1st Quarter 2007	203,092	79,600	154,424	437,116	65.3%	40,730
2nd Quarter 2007	150,000	—	129,638	279,638	39.9%	40,738
3rd Quarter 2007	1,950,320	96,000	230,000	2,276,320	15.1%	139,827
4th Quarter 2007	168,000	83,200	450,000	701,200	64.2%	104,454
1st Quarter 2008	592,672	—	110,154	702,826	—	60,894
2nd Quarter 2008	—	—	75,816	75,816	—	10,456
3rd Quarter 2008	—	—	1,253,223	1,253,223	78.4%	472,000

TOTAL	3,194,084	353,300	2,615,462	6,162,846	41.1%	$924,889

The Company’s existing sources of capital include the public debt and equity markets, proceeds from dispositions of properties, equity contributions by joint venture partners and net cash provided from operating activities. Additionally, the Company expects to incur variable rate debt, including borrowings under the $600 million Credit Facility, from time to time.
The Company has an effective S-3 shelf registration statement on file with the SEC (the “Shelf Registration Statement”). As of August 4, 2006, pursuant to the Shelf Registration Statement, the Trust had the capacity to issue up to $586.1 million in equity securities and the Operating Partnership had the capacity to issue up to $806.2 million in debt securities.
Investment in Unconsolidated Joint Ventures
During the second quarter of 2006, the Company sold six operating properties located in Chicago which contained 2.1 million square feet and 104 acres of land to a joint venture, for $125.0 million. The Company retained a 25% ownership position in the joint venture.
During the second quarter of 2006, the Company entered into a joint venture with a subsidiary of Commerzbank AG, selling an 80% interest in Comcast Center upon its completion and stabilization. The transaction values the property at $505 million, and in addition allocates approximately $10 million for closing costs and for future refurbishment costs. In connection with the transaction, the joint venture has obtained a $324 million forward loan commitment.
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

Funds from operations available to common shareholders also does not represent cash flows generated from operating, investing or financing activities as defined by GAAP. Funds from operations (“FFO”) available to common shareholders for the three and six months ended June 30, 2006 and 2005 are as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Reconciliation of net income to FFO – basic

Net Income	$68,450	$44,557	$158,877	$90,158

Basic – Income available to common shareholders	68,450	44,557	158,877	90,158
Basic – income available to common shareholders per weighted average share	$0.77	$0.51	$1.79	$1.04

Adjustments:
Depreciation and amortization of unconsolidated joint ventures	763	286	1,316	652
Depreciation and amortization	37,809	37,085	74,400	71,783
Gain on property dispositions	(34,649)	(6,740)	(94,295)	(15,607)
Minority interest share in addback for depreciation and amortization and gain on property dispositions	(176)	(1,185)	681	(2,211)

Funds from operations available to common shareholders – basic	$72,197	$74,003	$140,979	$144,775

Basic Funds from operations available to common shareholders per weighted average share	$0.81	$0.85	$1.59	$1.68

Reconciliation of net income to FFO – diluted:

Net Income	$68,450	$44,557	$158,877	$90,158

Diluted – income available to common shareholders	68,450	44,557	158,877	90,158
Diluted – income available to common shareholders per weighted average share	$0.76	$0.51	$1.76	$1.03

Adjustments:
Depreciation and amortization of unconsolidated joint ventures	763	286	1,316	652
Depreciation and amortization	37,809	37,085	74,400	71,783
Gain on property dispositions	(34,649)	(6,740)	(94,295)	(15,607)
Minority interest less preferred share distributions	3,210	1,797	6,792	3,652

Funds from operations available to common shareholders – diluted	$75,583	$76,985	$147,090	$150,638

Diluted Funds from operations available to common shareholders per weighted average share	$0.80	$0.84	$1.57	$1.65

Reconciliation of weighted average shares:
Weighted average common shares – all basic calculations	88,934	86,685	88,587	86,278
Dilutive shares for long term compensation plans	1,390	1,449	1,514	1,438

Diluted shares for net income calculations	90,324	88,134	90,101	87,716
Weighted average common units	3,653	3,517	3,586	3,592

Diluted shares for Funds from operations calculations	93,977	91,651	93,687	91,308

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
Changes in Internal Controls
There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected or are reasonably, likely to materially affect the Company’s internal control over financial reporting.

Part II: Other Information
Item 1. Legal Proceedings
     None.
Item 1A. Risk Factors
     None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On June 14, 2006, the Liberty Property Limited Partnership issued 684,432 Units of Limited Partnership Interest (the “Units”). The Units were valued at an aggregate of $30,000,000. The Units were sold to three accredited investors in a private placement in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as a portion of the purchase price for the acquisition of a property. The Units are convertible on a one-for-one basis into the Common Shares of Beneficial Interest of Liberty Property Trust (the “Common Shares”). The holders of the Units have certain rights to cause Liberty Property Trust to register the Common Shares issuable upon conversion of such units pursuant to the terms of a registration rights agreement entered into in connection with this private placement.
Item 3. Defaults upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     At the 2006 Annual Meeting of Shareholders of the Trust, held on May 18, 2006, the following matters were approved by the requisite vote of the Shareholders, as follows:
1. Management’s nominees, William P. Hankowsky, David L. Lingerfelt, John A. Miller and Jose A. Mejia, were elected to fill the four available positions as Class III trustees. Voting (expressed in number of shares) was as follows: Mr. Hankowsky: 80,394,852 for, 1,152,446 against or withheld and no abstentions or broker non-votes; Mr. Lingerfelt: 80,349,780 for, 1,197,518 against or withheld and no abstentions or broker non-votes; Mr. Mejia: 80,194,969 for,1,352,328 against or withheld and no abstentions or broker non-votes; and Mr. Miller: 80,376,483 for, 1,170,814 against or withheld and no abstentions or broker non-votes.
2. The shareholders approved a proposal to ratify the selection of Ernst & Young LLP as the Trust’s independent registered public accounting firm for 2006. Voting (expressed in number of shares) was as follows: 81,293,867 for, 211,651 against and 41,780 abstentions or broker non-votes.
3. The shareholders approved a proposal to amend the Liberty Property Trust Amended and Restated Share Incentive Plan, including an amendment to increase the number of shares available for awards thereunder by 1,400,000 shares to 12,826,256 shares. Voting (expressed in number of shares) was as follows: 70,782,695 for, 2,759,528 against and 132,900 abstentions or broker non-votes.
Item 5. Other Information
     None.

Item 6. Exhibits

3.1	Liberty Property Trust First Amended and Restated Bylaws, as amended on April 5, 2006 (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on April 10, 2006).

10.1	Amendment, dated April 27, 2006, to the Amended and Restated Rights Agreement, dated as of September 14, 2004, of the Registrant. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 1, 2006.)

10.2	Liberty Property Trust Amended and Restated Share Incentive Plan, as amended effective May 18, 2006. (Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders held on May 18, 2006, filed with the Securities and Exchange Commission on April 18, 2006.)

10.3*+	Amended and Restated Limited Partnership Agreement of Liberty/Commerz 1701 JFK Boulevard Limited Partnership, dated as of April 11, 2006, by and among Liberty Property Philadelphia Corporation IV East, as general partner, and the Operating Partnership and 1701 JFK Boulevard Philadelphia, L.P. as limited partners.

10.4*+	NOI Support Agreement, dated as of April 11, 2006, by Liberty Property Limited Partnership in favor of Liberty/Commerz 1701 JFK Boulevard, L.P. and 1701 JFK Boulevard Philadelphia, L.P.

10.5*+	Completion and Payment Agreement and Guaranty, dated as of April 11, 2006, by the Operating Partnership for the benefit of 1701 JFK Boulevard Philadelphia, L.P. and Liberty/Commerz 1701 JFK Boulevard, L.P.

31.1*	Certifications of the Chief Executive Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certifications of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.3*	Certifications of the Chief Executive Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.4*	Certifications of the Chief Financial Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certifications of the Chief Executive Officer of Liberty Property Trust required under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2*	Certifications of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.3*	Certifications of the Chief Executive Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.4*	Certifications of the Chief Financial Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

*	Filed herewith.

+	Confidential treatment has been requested with respect to portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
LIBERTY PROPERTY TRUST

/s/ WILLIAM P. HANKOWSKY	August 7, 2006

William P. Hankowsky	Date
President and Chief Executive Officer

/s/ GEORGE J. ALBURGER, JR.	August 7, 2006

George J. Alburger, Jr.	Date
Executive Vice President and Chief Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
LIBERTY PROPERTY LIMITED PARTNERSHIP

BY:	Liberty Property Trust
General Partner

/s/ WILLIAM P. HANKOWSKY	August 7, 2006

William P. Hankowsky	Date
President and Chief Executive Officer

/s/ GEORGE J. ALBURGER, JR.	August 7, 2006

George J. Alburger, Jr.	Date
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
3.1	Liberty Property Trust First Amended and Restated Bylaws, as amended on April 5, 2006 (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on April 10, 2006).

10.1	Amendment, dated April 27, 2006, to the Amended and Restated Rights Agreement, dated as of September 14, 2004, of the Registrant. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 1, 2006.)

10.2	Liberty Property Trust Amended and Restated Share Incentive Plan, as amended effective May 18, 2006. (Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders held on May 18, 2006, filed with the Securities and Exchange Commission on April 18, 2006.)

10.3*+	Amended and Restated Limited Partnership Agreement of Liberty/Commerz 1701 JFK Boulevard Limited Partnership, dated as of April 11, 2006, by and among Liberty Property Philadelphia Corporation IV East, as general partner, and the Operating Partnership and 1701 JFK Boulevard Philadelphia, L.P. as limited partners

10.4*+	NOI Support Agreement, dated as of April 11, 2006, by Liberty Property Limited Partnership in favor of Liberty/Commerz 1701 JFK Boulevard, L.P. and 1701 JFK Boulevard Philadelphia, L.P.

10.5*+	Completion and Payment Agreement and Guaranty, dated as of April 11, 2006, by the Operating Partnership for the benefit of 1701 JFK Boulevard Philadelphia, L.P. and Liberty/Commerz 1701 JFK Boulevard, L.P.

31.1*	Certifications of the Chief Executive Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certifications of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.3*	Certifications of the Chief Executive Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.4*	Certifications of the Chief Financial Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certifications of the Chief Executive Officer of Liberty Property Trust required under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2*	Certifications of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.3*	Certifications of the Chief Executive Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.4*	Certifications of the Chief Financial Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

*	Filed herewith.

+	Confidential treatment has been requested with respect to portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.