Form 10-K
period 2007-12-31
LIBERTY PROPERTY LIMITED PARTNERSHIP; LIBERTY PROPERTY TRUST
filed 2008-02-29
CIK 921113, 921112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES ☑ NO ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
YES ☐ NO ☑
Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports) and (2) have been subject to such filing requirements for the past ninety (90) days.
YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the Registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. (See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
The aggregate market value of the Common Shares of Beneficial Interest, $0.001 par value (the “Common Shares”), of Liberty Property Trust held by non-affiliates of Liberty Property Trust was $4.0 billion, based upon the closing price of $43.93 on the New York Stock Exchange composite tape on June 29, 2007. Non-affiliate ownership is calculated by excluding all Common Shares that may be deemed to be beneficially owned by executive officers and trustees, without conceding that any such person is an “affiliate” for purposes of the federal securities laws.
Number of Common Shares outstanding as of February 22, 2008: 92,061,346
Documents Incorporated by Reference
Portions of the proxy statement for the annual meeting of shareholders of Liberty Property Trust to be held in 2008 are incorporated by reference into Part III of this Form 10-K.

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Annual Report on Form 10-K and other materials filed or to be filed by the Company (as defined herein) with the Securities and Exchange Commission (“SEC”) (as well as information included in oral statements or other written statements made or to be made by the Company) contain statements that are or will be forward-looking, such as statements relating to rental operations, business and property development activities, joint venture relationships, acquisitions and dispositions (including related pro forma financial information), future capital expenditures, financing sources and availability, litigation and the effects of regulation (including environmental regulation) and competition. These forward-looking statements generally are accompanied by words such as “believes,” “anticipates,” “expects,” “estimates,” “should,” “seeks,” “intends,” “planned,” “outlook” and “goal” or similar expressions. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, the Company can give no assurance that its expectations will be achieved. As forward-looking statements, these statements involve important risks, uncertainties and other factors that could cause actual results to differ materially from the expected results and, accordingly, such results may differ from those expressed in any forward-looking statements made by, or on behalf of the Company. The Company assumes no obligation to update or supplement forward looking statements that become untrue because of subsequent events. These risks, uncertainties and other factors include, without limitation, uncertainties affecting real estate businesses generally (such as entry into new leases, renewals of leases and dependence on tenants’ business operations), risks relating to our ability to maintain and increase property occupancy and rental rates, risks relating to construction and development activities, risks relating to acquisition and disposition activities, risks relating to the integration of the operations of entities that we have acquired or may acquire, risks relating to joint venture relationships and any possible need to perform under certain guarantees that we have issued or may issue in connection with such relationships, possible environmental liabilities, risks relating to leverage and debt service (including availability of financing terms acceptable to the Company and sensitivity of the Company’s operations and financing arrangements to fluctuations in interest rates), dependence on the primary markets in which the Company’s properties are located, the existence of complex regulations relating to status as a REIT and the adverse consequences of the failure to qualify as a REIT, risks relating to litigation, including without limitation litigation involving entities that we have acquired or may acquire, and the potential adverse impact of market interest rates on the market price for the Company’s securities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements.”

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
The Company completed its initial public offering in 1994 to continue and expand the commercial real estate business of Rouse & Associates, a Pennsylvania general partnership, and certain affiliated entities (collectively, the “Predecessor”) which was founded in 1972. As of December 31, 2007, the Company owned and operated 353 industrial and 296 office properties (the “Wholly Owned Properties in Operation”) totaling 62.1 million square feet. In addition, as of December 31, 2007, the Company owned 28 properties under development, which when completed are expected to comprise 4.8 million square feet (the “Wholly Owned Properties under Development”) and 1,384 acres of developable land, substantially all of which is zoned for commercial use. Additionally, as of December 31, 2007 the Company had an ownership interest, through unconsolidated joint ventures, in 44 industrial and 47 office properties totaling 11.5 million square feet (the “JV Properties in Operation” and, together with the Wholly Owned Properties in Operation, the “Properties in Operation”), four properties under development, which when completed are expected to comprise 527,000 square feet (the “JV Properties under Development” and, together with the Wholly Owned Properties under Development, the “Properties under Development” and, together with the Properties in Operation, the “Properties”) and 715 acres of developable land, substantially all of which is zoned for commercial use.
The Company provides leasing, property management, development and other tenant-related services for the Properties. The Company’s industrial Properties consist of a variety of warehouse, distribution, service, assembly, light manufacturing and research and development facilities. They include both single-tenant and multi-tenant facilities, with most designed flexibly to accommodate various types of tenants, space requirements and industrial uses. The Company’s office Properties are multi-story and single-story office buildings located principally in suburban mixed-use developments or office parks. Substantially all of the Company’s Properties are located in prime business locations within established business communities. However, the Company has in the past and will when appropriate acquire or develop urban properties. During 2007 an unconsolidated joint venture in which the Company has an interest acquired a portfolio of properties in Northern Virginia and Washington D.C. and as a consequence the Company currently owns, through its joint venture, two urban office properties in Washington, D.C. The Company, through its joint venture, anticipates additional acquisitions and/or developments in the Washington, D.C. market. In addition, the Company is completing the development of a 1.25 million square foot office tower, known as Comcast Center, in Philadelphia’s central business district.
The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 95.6% of the common equity of the Operating Partnership at December 31, 2007. The common units of limited partnership interest in the Operating Partnership (the “Common Units”), other than those owned by the Trust, are exchangeable on a one-for-one basis (subject to anti-dilution protections) for the Trust’s Common Shares of Beneficial Interest, $0.001 par value per share (the “Common Shares”). The Common Units held by the limited partners were exchangeable for 4.2 million Common Shares on December 31, 2007. The Company has issued several series of Cumulative Redeemable Preferred Units of the Operating Partnership (the “Preferred Units”). The outstanding Preferred Units of each series are exchangeable on a one-for-one basis after stated dates into a corresponding series Cumulative Redeemable Preferred Shares of the Trust. Collectively, the ownership of the holders of Common and Preferred Units is reflected on the Trust’s financial statements as minority interest.
In addition to this Annual Report on Form 10-K, the Company files periodic and current reports, proxy statements and other information with the SEC. The Company makes these documents available on its website, www.libertyproperty.com, free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Any document the Company files with the SEC is available to read and copy at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. Further information about the public reference facilities is available by calling the SEC at (800) SEC-0330. These documents also may be accessed through the SEC’s electronic data gathering, analysis and retrieval system (“EDGAR”) via electronic means, including the SEC’s home page on the Internet, www.sec.gov.

Also posted on the Company’s website is the Company’s Code of Conduct, which applies to all of its employees and also serves as a code of ethics for its chief executive officer, chief financial officer and persons performing similar functions. The Company will send the Code of Conduct, free of charge, to anyone who requests a copy in writing from its Investor Relations Department at the address set forth on the cover of this filing. The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendments to or waivers of the Code of Conduct by posting the required information in the Corporate Governance section of its website.
Management and Employees
The Company’s 488 employees (as of February 22, 2008) operate under the direction of 18 senior executives, who have been affiliated with the Company and the Predecessor for 17 years, on average. The Company and the Predecessor have developed and managed commercial real estate for the past 35 years. The Company’s in-house leasing and property management staff operates in markets where the Company has a significant presence. This structure enables the Company to better understand the characteristics of the local markets in which it operates, to respond quickly and directly to tenant needs and to better identify local real estate opportunities. At December 31, 2007, the Company’s reportable segments were based on the Company’s method of internal reporting and are as follows:

Reportable Segments	Markets
Delaware Valley	Southeastern Pennsylvania; New Jersey
Midwest	Lehigh Valley, Pennsylvania; Minnesota; Milwaukee; Chicago
Mid-Atlantic	Maryland; Piedmont Triad, NC; Greenville, SC; Richmond; Virginia Beach
Florida	Jacksonville; Orlando; Boca Raton; Tampa; Texas
Arizona	Phoenix
Philadelphia	Philadelphia; Northern Virginia/Washington, D.C.
United Kingdom	County of Kent; West Midlands
Business Objective and Strategies for Growth
The Company’s business objective is to maximize long-term profitability for its shareholders by being a recognized leader in commercial real estate through the ownership, management, development and acquisition of superior office and industrial properties. The Company intends to achieve this objective through offering office and industrial properties in multiple markets and operating as a leading landlord in the industry. The Company believes that this objective will provide the benefits of enhanced investment opportunities, economies of scale, risk diversification both in terms of geographic market and real estate product type, access to capital and the ability to attract and retain personnel. The Company also strives to be a leading provider of customer service, providing an exceptional and positive customer experience. In pursuing its business objective, the Company seeks to achieve a combination of internal and external growth, maintain a conservative balance sheet and pursue a strategy of financial flexibility.
Products
The Company strives to be a recognized quality provider of five products (industrial properties, including big box warehouse, multi-tenant industrial, and flex/R&D; and office properties, including single-story office and multi-story office). When the Company’s marketing efforts identify opportunities, the Company will pursue other office and industrial product types including high rise office towers.
Markets
The Company operates primarily in the Mid-Atlantic, Southeastern, Midwestern and Southwestern United States. During 2007 the Company exited the Michigan market and entered the Phoenix, Arizona and the Northern Virginia/Washington, D.C. markets. Additionally, the Company owns certain assets in the United Kingdom. The Company’s goal is to operate in each of its markets with an appropriate product mix of office and industrial properties. However, in some markets it may offer only some of its product types. Generally, the Company seeks to have a presence in each market sufficient for the Company to be viewed as a significant participant in each market. The Company’s efforts emphasize business park development and asset aggregation. The Company gathers information from internal sources and independent third parties and analyzes this information to support its evaluation of markets and market conditions.

Organizational Plan
The Company seeks to maintain a management organization that facilitates efficient execution of the Company’s strategy. As part of this effort, the Company pursues a human resources plan designed to create and maintain a highly regarded real estate company through recruiting, training and retaining capable people. The structure is designed to support a local office entrepreneurial platform operating within a value-added corporate structure. The Company upgrades its information technology periodically to keep pace with advances in available technology.
Internal Growth Strategies
The Company seeks to maximize the profitability of its Properties by endeavoring to maintain high occupancy levels while obtaining competitive rental rates, controlling costs and focusing on customer service efforts.
Maintain High Occupancies
The Company believes that the quality and diversity of its tenant base and its strategy of operating in multiple markets is integral to achieving its goal of attaining high occupancy levels for its portfolio. The Company targets financially stable tenants in an effort to minimize uncertainty relating to the ability of the tenants to meet their lease obligations.
Cost Controls
The Company seeks to identify best practices to apply throughout the Company in order to enhance cost savings and other efficiencies. The Company also employs an annual capital improvement and preventative maintenance program designed to reduce the operating costs of the Properties in Operation and maintain the long-term value of the Properties in Operation.
Customer Service
The Company seeks to achieve high tenant retention through a comprehensive customer service program, which is designed to provide an exceptional and positive customer experience. The customer service program establishes best practices and provides an appropriate customer feedback process. The Company believes that the program has been helpful in increasing customer satisfaction.
Energy Efficiency Initiatives
The Company is committed to improving the energy efficiency of the existing buildings in its portfolio and has made a substantial effort to design environmentally friendly features in the buildings it develops.
The Company has been an active participant in the U.S. Green Building Council’s Leadership in Energy and Environmental Design (“LEED”) program. The LEED program, which was created to recognize environmental leadership in the building industry, establishes a voluntary, consensus-based national standard for developing high-performance, sustainable buildings. The Company currently has over five million square feet of LEED projects completed or under construction, including the 1.25 million square foot Comcast Center.
The Company believes that building in accordance with LEED standards is environmentally responsible and can lead to significant operating efficiencies. The Company believes that green building techniques such as construction waste management (recycling waste onsite); energy conservation (occupancy sensors associated with lighting and high performance HVAC systems); and improvement of environmental quality (maximization of daylight and use of low-emitting materials) can result in positive environmental results and significant economic returns to tenants in terms of savings in operating costs and improved employee performance.
The Company has also taken significant steps to improve the energy efficiency of the existing buildings in the portfolio. These efforts have included, in various cases: (1) performing lighting retrofits to upgrade older fluorescent bulbs with magnetic ballasts with newer bulbs utilizing electronic ballasts; (2) installing and upgrading building automation systems to provide a greater level of control in order to reduce energy consumed; (3) installing white roof systems designed to lower thermal heat gains associated with traditional black roof surfaces; (4) installing “economizer” fresh air units that allow cooling from outside fresh air on cooler days; (5) implementing common area and parking lot lighting controls designed to increase energy efficiency; and (6) establishing and implementing a green property management guide and green training program for its property management staff.
The Company intends to continue to explore methods of enhancing the performance of the buildings in its existing portfolio.
External Growth Strategies
The Company seeks to enhance its long-term profitability through the development, acquisition and disposition of properties either directly or through joint ventures. The Company also considers acquisitions at an entity level.

Wholly Owned Properties
Development
The Company pursues attractive development opportunities, focusing primarily on high-quality suburban industrial and office properties within its existing markets. When the Company’s marketing efforts identify opportunities, the Company will consider pursuing opportunities outside of the Company’s established markets. The Company and its Predecessor have developed over 55 million square feet of commercial real estate during the past 35 years. The Company’s development activities generally fall into two categories: build-to-suit projects and projects built for inventory (projects that are less than 75% leased prior to commencement of construction). The Company develops build-to-suit projects for existing and new tenants. The Company also builds properties for inventory where the Company has identified sufficient demand at market rental rates to justify such construction.
During the year ended December 31, 2007, the Company completed seven build-to-suit projects and 18 inventory projects totaling 4.2 million square feet and representing an aggregate Total Investment, as defined below, of $398.5 million. As of December 31, 2007, these completed development properties were 90.4% leased. Additionally, 947,000 square feet of Comcast Center representing $370.9 million of Total Investment was brought into service. The “Total Investment” for a Property is defined as the Property’s purchase price plus closing costs and management’s estimate, as determined at the time of acquisition, of the cost of necessary building improvements in the case of acquisitions, or land costs and land and building improvement costs in the case of development projects, and, where appropriate, other development costs and carrying costs.
As of December 31, 2007 the Company had 27 Wholly Owned Properties under Development, excluding Comcast Center, which are expected to comprise, upon completion, 4.5 million square feet and are expected to represent a Total Investment of $383.1 million. These Wholly Owned Properties under Development were 11.4% pre-leased as of December 31, 2007. The scheduled deliveries of the 4.5 million square feet of Wholly Owned Properties under Development are as follows (in thousands, except percentages):

	Square Feet				Percent Leased	Total
Scheduled In-Service Date	Ind-Dist.	Ind-Flex	Office	Total	December 31, 2007	Investment
1st Quarter 2008	269	34	83	386	68.1%	$32,159
3rd Quarter 2008	341	116	—	457	27.2%	25,578
4th Quarter 2008	963	—	104	1,067	—	65,583
1st Quarter 2009	—	64	126	190	16.7%	26,534
2nd Quarter 2009	1,020	195	254	1,469	3.1%	127,873
3rd Quarter 2009	613	—	342	955	5.2%	105,370

Total	3,206	409	909	4,524	11.4%	$383,097

In addition to the above Wholly Owned Properties under Development, the Company is completing the construction of Comcast Center, a 1.25 million square foot office tower in Philadelphia’s central business district. Comcast’s lease is for 1.1 million square feet and is for 15 1/2 years. As of December 31, 2007, 300,000 square feet of Comcast Center equaling $124.1 million of Total Investment are included in development in progress. As of December 31, 2007, the building is 97.8% leased. The Comcast Center, which is owned by a joint venture between the Company and an affiliate of Commerzleasing und ImmobilienAG, a wholly owned subsidiary of Commerzbank AG, will upon completion and the satisfaction of certain criteria for sale recognition be reported as a JV Property in Operation. Currently, Comcast Center is included as a Wholly Owned Property under Development and a Wholly Owned Property in Operation, as it was partially brought into service during 2007.
The Company believes that, because it is a fully integrated real estate firm, its base of commercially zoned land in existing industrial and office business parks provides a competitive advantage for future development activities. As of December 31, 2007, the Company owned 1,384 acres of land held for development, substantially all of which is zoned for commercial use. Substantially all of the land is located adjacent to or within existing industrial or business parks with site improvements, such as public sewers, water and utilities, available for service. The Company anticipates that its land holdings would support, as and when developed, 14.1 million square feet of property. The Company’s investment in land held for development as of December 31, 2007 was $247.1 million.
Through a development agreement with Kent County Council, the Company develops commercial buildings in the County of Kent, England and the Company receives a portion of the proceeds from the sale of land parcels to homebuilders. The Company has planning consent for the development of 1.2 million square feet of commercial space and for 750 residential units.

Acquisitions/Dispositions
The Company seeks to acquire properties consistent with its business objectives and strategies. The Company executes its acquisition strategy by purchasing properties that management believes will create shareholder value over the long-term.
During the year ended December 31, 2007, the Company acquired 23 properties comprising 3.0 million square feet for a Total Investment of $316.6 million.
The Company disposes of properties and land held for development that no longer fit within the Company’s strategic plan, or with respect to which the Company believes it can optimize cash proceeds. During the year ended December 31, 2007, the Company sold 70 operating properties, which contained 5.2 million square feet, and 166 acres of land, for aggregate proceeds of $386.4 million. A substantial portion of the properties sold during this period were in the Michigan market, which was formerly in the Midwest segment.
Joint Venture Properties
The Company, from time to time, considers joint venture opportunities with institutional investors or other real estate companies. Joint venture partnerships provide the Company with additional sources of capital to share investment risk and fund capital requirements. In some instances, joint venture partnerships provide the Company with additional local market or product type expertise. During 2007, the Company entered into two new joint ventures.
On September 10, 2007, the Company entered into a joint venture with Doughty Hanson & Company Real Estate to acquire Blythe Valley Park, West Midlands, UK for $325 million. The park consists of 491,000 square feet of office space and 98 acres of developable land. The Company has a 20% interest in the joint venture.
On October 4, 2007, the Company acquired Republic Property Trust, a Maryland real estate investment trust, and Republic Property Limited Partnership, a Delaware limited partnership and Republic’s operating partnership (together, “Republic”) for $913 million. The acquisition of Republic was completed through the merger of Republic with a wholly owned subsidiary of the Company and the merger of Republic’s operating partnership with the Company’s Operating Partnership. Republic operated a portfolio consisting of 2.4 million square feet of office space, six acres of developable land, and a redevelopment property that, when completed, is expected to contain an additional 176,000 square feet of office space in the Northern Virginia and Washington, D.C. markets.
Concurrently, the Company formed a joint venture with New York State Common Retirement Fund to own and manage the Republic portfolio. The joint venture, in which the Company holds a 25% interest, purchased the Republic real estate assets for $900 million as well as fees from the joint venture for services it provides. The services include property management, leasing, development and administration. The Company may also receive a promoted interest if certain return thresholds are met. The acquisition of Republic resulted in the Company recording $13 million in goodwill and other intangibles.
As of December 31, 2007, the Company had investments in and advances to unconsolidated joint ventures totaling $278.4 million.
Development
During the year ended December 31, 2007, unconsolidated joint ventures in which the Company held an interest completed two build-to-suit projects and one inventory project totaling 1.1 million square feet and representing a Total Investment of $53.4 million. As of December 31, 2007, these completed development properties were 100% leased. In addition, unconsolidated joint ventures in which the Company has an interest had four JV Properties under Development at December 31, 2007 which are expected to comprise, upon completion, 527,000 leaseable square feet and are expected to represent a Total Investment of $170.3 million. These JV Properties under Development were 17.4% leased as of December 31, 2007.
As of December 31, 2007, unconsolidated joint ventures in which the Company has an interest owned 715 acres of land held for development, substantially all of which is zoned for commercial use. Substantially all of the land is located adjacent to or within existing industrial or business parks with site improvements, such as public sewers, water and utilities, available for service. The Company anticipates that its joint venture land holdings would support, as and when developed, 7.1 million square feet of property.
Acquisitions/Dispositions
During the year ended December 31, 2007, an unconsolidated joint venture in which the Company has an interest acquired four properties comprising 1.2 million square feet for $70.6 million.

During the year ended December 31, 2007, an unconsolidated joint venture in which the Company has an interest sold one property which contained 25,000 square feet of leaseable space for $1.3 million.
ITEM 1A. RISK FACTORS
The Company’s results of operations and the ability to make distributions to our shareholders and pay debt service on our indebtedness may be affected by the risk factors set forth below. (The Company refers to itself as “we”, “us” or “our” in the following risk factors.) This section contains some forward looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements on page 4.
Risks Related to Our Business
Unfavorable events affecting our existing tenants, or negative market conditions that may affect our existing tenants, could have an adverse impact on our ability to attract new tenants, relet space, collect rent or renew leases, and thus could have a negative effect on our cash flow from operations and inhibit growth.
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
Any of these events could adversely affect our cash flow from operations and our ability to make expected distributions to our shareholders and service our indebtedness.
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
In our effort to lease our Properties, we compete for tenants with a broad spectrum of other landlords in each of our markets. These competitors include, among others, publicly-held REITs, privately-held entities, individual property owners and tenants who wish to sublease their space. Some of these competitors may be able to offer prospective tenants more attractive financial or other terms than we are able to offer.
We may experience increased operating costs, which could adversely affect our operations.
Our Properties are subject to increases in operating expenses such as insurance, cleaning, electricity, heating, ventilation and air conditioning, general and administrative costs and other costs associated with security, landscaping, repairs and maintenance. While our current tenants generally are obligated to pay a significant portion of these costs, there is no assurance that these tenants will make such payments or agree to pay these costs upon renewal or that new tenants will agree to pay these costs. If operating expenses increase in our markets, we may not be able to increase rents or reimbursements in all of these markets so as to meet increased expenses without at the same time decreasing occupancy rates. If this occurs, our ability to make distributions to shareholders and service our indebtedness could be adversely affected.
Our ability to achieve growth in operating income depends in part on our ability to develop properties, which may suffer under certain circumstances.
We intend to continue to develop properties where warranted by market conditions. We have a number of ongoing development projects and a number of land projects being readied for development.
Additionally, our general construction and development activities include the risks that:
•	construction and leasing of a property may not be completed on schedule, which could result in increased expenses and construction costs, and would result in reduced profitability

•	construction costs may exceed our original estimates due to increases in interest rates and increased materials, labor or other costs, possibly making the property unprofitable because we may not be able to increase rents to compensate for the increase in construction costs

•	some developments may fail to achieve expectations, possibly making them unprofitable

•	we may be unable to obtain, or may face delays in obtaining, required zoning, land-use, building, occupancy, and other governmental permits and authorizations, which could result in increased costs and could require us to abandon our activities entirely with respect to a project

•	we may abandon development opportunities after we begin to explore them and as a result, we may fail to recover costs already incurred. If we alter or discontinue our development efforts, past and future costs of the investment may need to be expensed rather than capitalized and we may determine the investment is impaired, resulting in a loss

•	we may expend funds on and devote management’s time to projects that we do not complete

•	occupancy rates and rents at newly completed properties may fluctuate depending on a number of factors, including market and economic conditions, and may result in lower than projected rental rates with the result that our investment is not profitable
We face risks associated with property acquisitions.
We acquire individual properties and portfolios of properties, in some cases through the acquisition of operating entities, and intend to continue to do so. Our acquisition activities and their success are subject to the following risks:
•	when we are able to locate a desirable property, competition from other real estate investors may significantly increase the purchase price

•	acquired properties may fail to perform as expected

•	the actual costs of repositioning or redeveloping acquired properties may be higher than our estimates

•	acquired properties may be located in new markets where we face risks associated with an incomplete knowledge or understanding of the local market, a limited number of established business relationships in the area and a relative unfamiliarity with local governmental and permitting procedures

•	we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties and operating entities, into our existing operations, and as a result, our results of operations and financial condition could be adversely affected
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
Our Properties are located principally in specific geographic areas. Due to the concentration of our Properties in these areas, performance is dependent on economic conditions in these areas. These areas have experienced periods of economic decline.
Certain of the Company’s tenants are engaged in various aspects of the residential mortgage industry, which is currently experiencing a dramatic downturn, and therefore, we may suffer economic harm if this downturn weakens these tenants’ financial condition.
Approximately three percent of our tenants are engaged in various aspects of the residential mortgage industry. The residential mortgage industry is currently experiencing a dramatic downturn. This downturn may weaken a tenant’s financial condition. As a result, a tenant may delay lease commencement, fail to make rental payments when due, decline to extend a lease upon its expiration, become insolvent or declare bankruptcy. Any tenant bankruptcy or insolvency, leasing delay or failure to make payments when due could result in the termination of a tenant’s lease and material losses to the Company.
We may not be able to access financial markets to obtain capital on a timely basis, or on acceptable terms.
In order to qualify as a REIT for federal income tax purposes, we are required to distribute at least 90% of our taxable income to shareholders each year, and thus cannot reinvest this portion of income in the business. As a result, we rely on proceeds from property dispositions and third party capital sources for a portion of our capital needs, including capital for acquisitions and development. The public debt and equity markets are among the sources we rely on. There is no guarantee that we will be able to access these markets, or any other source of capital, on attractive terms or at all. The ability to access the public debt and equity markets depends on a variety of factors, including:
•	general economic conditions affecting these markets

•	our own financial structure and performance

•	the market’s opinion of REITs in general

•	the market’s opinion of REITs that own properties similar to ours
We may suffer adverse effects as a result of the terms of and covenants relating to our indebtedness.
Required payments on our indebtedness generally are not reduced if the economic performance of the portfolio declines. If the economic performance declines, net income, cash flow from operations and cash available for distribution to shareholders will be reduced. If payments on debt cannot be made, we could sustain a loss, or in the case of mortgages, suffer foreclosures by mortgagees or suffer judgments. Further, some obligations, including our $600 million credit facility and $2.2 billion in unsecured notes issued in past public offerings, contain cross-default and/or cross-acceleration provisions, as does $42.0 million in outstanding mortgage indebtedness at December 31, 2007, which means that a default on one obligation may constitute a default on other obligations.
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
Our credit facility and unsecured debt securities contain customary restrictions, requirements and other limitations on our ability to incur indebtedness, including total debt to asset ratios, secured debt to total asset ratios, debt service coverage ratios and minimum ratios of unencumbered assets to unsecured debt which we must maintain. Our continued ability to borrow under our $600 million credit facility is subject to compliance with our financial and other covenants. In addition, our failure to comply with such covenants could cause a default under this credit facility, and we may then be required to repay such debt with capital from other sources. Under those circumstances, other sources of capital may not be available to us, or be available only on unattractive terms.
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
The interests of our existing shareholders could be diluted if we issue additional equity securities to finance future developments, acquisitions, or repay indebtedness. Our Board of Trustees can authorize the issuance of additional securities without shareholder approval. Our ability to execute our business strategy depends on our access to an appropriate blend of debt financing, including unsecured lines of credit and other forms of secured and unsecured debt, and equity financing, including issuances of common and preferred equity.
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
From time to time we invest in joint ventures in which we do not hold a controlling interest. These investments involve risks that do not exist with properties in which we own a controlling interest, including the possibility that our partners may, at any time, have business, economic or other objectives that are inconsistent with our objectives. In instances where we lack a controlling interest, our partners may be in a position to require action that is contrary to our objectives. While we seek to negotiate the terms of these joint ventures in a way that secures our ability to act in our best interests, there can be no assurance that those terms will be sufficient to fully protect us against actions contrary to our interests. If the objectives of our co-ventures are inconsistent with ours, we may not in every case be able to act exclusively in our interests.
Risks Related to the Real Estate Industry
Real estate investments are illiquid, and we may not be able to sell our Properties if and when we determine it is appropriate to do so.
Real estate generally cannot be sold quickly. We may not be able to dispose of Properties promptly in response to economic or other conditions. In addition, provisions of the Internal Revenue Code of 1986, as amended (the “Code”) limit a REIT’s ability to sell properties in some situations when it may be economically advantageous to do so, thereby adversely affecting returns to shareholders and adversely impacting our ability to meet our obligations to the holders of other securities.
We may experience economic harm if any damage to our Properties is not covered by insurance.
We believe all of our Properties are adequately insured. However, we cannot guarantee that the limits of our current policies will be sufficient in the event of a catastrophe to our Properties. Our existing property and liability policies expire during 2008. We cannot guarantee that we will be able to renew or duplicate our current coverages in adequate amounts or at reasonable prices.
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
•	the environmental assessments and updates will not identify all potential environmental liabilities

•	a prior owner created a material environmental condition that is not known to us or the independent consultants preparing the assessments

•	new environmental liabilities have developed since the environmental assessments were conducted

•	future uses or conditions such as changes in applicable environmental laws and regulations could result in environmental liability for us
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
All of our Properties are required to comply with the Americans with Disabilities Act (“ADA”). The ADA generally requires that buildings be made accessible to people with disabilities. Compliance with the ADA requirements could require removal of access barriers, and non-compliance could result in imposition of fines by the United States government or an award of damages to private litigants, or both. Expenditures related to complying with the provisions of the ADA could adversely affect our results of operations and financial condition and our ability to make distributions to shareholders. In addition, we are required to operate our Properties in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental agencies and bodies and become applicable to our Properties. We may be required to make substantial capital expenditures to comply with those requirements and these expenditures could have a material adverse effect on our operating results and financial condition, as well as our ability to make distributions to shareholders.
Terrorist attacks and other acts of violence or war may adversely impact our operating results and may affect markets on which our securities are traded.
Terrorist attacks against our Properties, or against the United States or United States interests generally, may negatively affect our operations and investments in our securities. Attacks or armed conflicts could have a direct adverse impact on our Properties or operations through damage, destruction, loss or increased security costs. Any terrorism insurance that we obtain may be insufficient to cover the loss for damages to our Properties as a result of terrorist attacks.
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
We have elected REIT status under federal tax laws and have taken the steps known to us to perfect that status, but we cannot be certain that we qualify, or that we will remain qualified. Qualification as a REIT involves the application of highly technical and complex provisions of the Code, as to which there are only limited judicial or administrative interpretations. The complexity of these provisions and of the related income tax regulations is greater in the case of a REIT that holds its assets in partnership form, as we do. Moreover, no assurance can be given that new tax laws will not significantly affect our qualification as a REIT or the federal income tax consequences of such qualification. New laws could be applied retroactively, which means that past operations could be found to be in violation, which would have a negative effect on the business.
If we fail to qualify as a REIT in any taxable year, the distributions to shareholders would not be deductible when computing taxable income. If this happened, we would be subject to federal income tax on our taxable income at regular corporate rates. Also, we could be prevented from qualifying as a REIT for the four years following the year in which we were disqualified. Further, if we requalified as a REIT after failing to qualify, we might have to pay the full corporate-level tax on any unrealized gain in our assets during the period we were not qualified as a REIT. We would then have to distribute to our shareholders the earnings we accumulated while we were not qualified as a REIT. These additional taxes would reduce our funds available for distribution to our shareholders. In addition, while we were disqualified as a REIT, we would not be required by the Code to make distributions to our shareholders. A failure by the Company to qualify as a REIT and the resulting requirement to pay taxes and interest (and perhaps penalties) would cause us to default under various agreements to which we are a party, including under our credit facility, and would have a material adverse effect on our business, prospects, results of operations, earnings, financial condition and our ability to make distributions to shareholders.
Future economic, market, legal, tax or other considerations may lead our Board of Trustees to authorize the revocation of our election to qualify as a REIT. A revocation of our REIT status would require the consent of the holders of a majority of the voting interests of all of our outstanding Common Shares.
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
Because these officers own units and face different consequences than shareholders do, the Trust and those officers may have different objectives as to these transactions than shareholders do.
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

We have a staggered board and certain restrictive nominating procedures. The Board of Trustees has three classes of trustees. The term of office of one class expires each year. Trustees for each class are elected for three-year terms as that class’ term expires. The terms of the Class II, Class III, and Class I trustees expire in 2008, 2009, and 2010, respectively. Any nominee for trustee must be selected under the nominating provisions contained in our Declaration of Trust and By-Laws. The staggered terms for trustees and the nominating procedures may affect shareholders’ ability to take control of the Company, even if a change in control were in the shareholders’ interest.
We can issue preferred shares. Our Declaration of Trust authorizes the Board of Trustees to establish the preferences and rights of any shares issued. The issuance of preferred shares could have the effect of delaying, making more difficult or preventing a change of control of the Company, even if a change in control were in the shareholder’s interest.
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
The market value of the equity securities of a REIT may be based primarily upon the market’s perception of the REITs growth potential and its current and future cash distributions, and may be secondarily based upon the real estate market value of the underlying assets. The failure to meet the market’s expectations with regard to future earnings and cash distributions likely would adversely affect the market price of publicly traded securities.
Rising market interest rates could make an investment in publicly traded securities less attractive. If market interest rates increase, purchasers of publicly traded securities may demand a higher annual yield on the price they pay for their securities. This could adversely affect the market price of publicly traded securities.
We no longer have a Shareholder Rights Plan but are not precluded from adopting one.
Our shareholder rights plan expired in accordance with its terms on December 31, 2007. While we did not extend or renew the plan, we are not prohibited from adopting, without shareholder approval, a shareholder rights plan that may discourage any potential acquirer from acquiring more than a specific percentage of our outstanding common shares since, upon this type of acquisition without approval of our board of trustees, all other common shareholders would have the right to purchase a specified amount of common shares at a substantial discount from market price.
Transactions by the Trust or the Operating Partnership could adversely affect debt holders.
Except with respect to several covenants limiting the incurrence of indebtedness and a covenant requiring the Operating Partnership to maintain a certain unencumbered total asset value, our indentures do not contain any additional provisions that would protect holders of the Operating Partnership’s debt securities in the event of (i) a highly leveraged transaction involving the Operating Partnership, (ii) a change of control or (iii) certain reorganizations, restructurings, mergers or similar transactions involving the Operating Partnership or the Trust.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The Wholly Owned Properties in Operation, as of December 31, 2007, consisted of 353 industrial and 296 office properties. Single tenants completely occupy 198 Wholly Owned Properties in Operation. These tenants generally require a reduced level of service in connection with the operation or maintenance of these properties. The remaining 451 of the Company’s Wholly Owned Properties in Operation are multi-tenant properties for which the Company renders a range of building, operating and maintenance services.
As of December 31, 2007, the industrial Wholly Owned Properties in Operation were 93.3% leased. The average building size for the industrial Wholly Owned Properties in Operation was approximately 112,000 square feet. As of December 31, 2007, the office Wholly Owned Properties in Operation were 91.8% leased. The average building size for the office Wholly Owned Properties in Operation was approximately 76,000 square feet.
The JV Properties in Operation, as of December 31, 2007, consisted of 44 industrial and 47 office properties. Single tenants completely occupy 46 JV Properties in Operation. These tenants generally require a reduced level of service in connection with the operation or maintenance of these properties. The remaining 45 of the Company's JV Properties in Operation are multi-tenant properties for which the Company renders a range of building, operating and maintenance services.
As of December 31, 2007, the industrial JV Properties in Operation were 93.7% leased. The average building size for the industrial JV Properties in Operation was approximately 186,000 square feet. As of December 31, 2007, the office JV Properties in Operation were 93.7% leased. The average building size for the office JV Properties in Operation was approximately 70,000 square feet.
A complete listing of the Wholly Owned Properties in Operation appears as Schedule III to the financial statements of the Company included in this report. The table below sets forth certain information on the Company’s Properties in Operation as of December 31, 2007 (in thousands, except percentages).

	Type		Net Rent (1)	Square Feet	% Leased
Delaware Valley	Industrial	-Distribution	$6,455	781	97.1%
		-Flex	26,642	2,671	92.2%
	Office		119,350	9,082	90.2%

	Total		152,447	12,534	91.0%

Midwest	Industrial	-Distribution	55,422	13,945	98.5%
		-Flex	29,901	3,909	93.2%
	Office		38,309	3,254	94.9%

	Total		123,632	21,108	97.0%

Mid-Atlantic	Industrial	-Distribution	30,734	8,142	90.4%
		-Flex	9,054	1,187	87.0%
	Office		59,472	4,617	95.1%

	Total		99,260	13,946	91.6%

Florida	Industrial	-Distribution	20,282	5,048	91.6%
		-Flex	28,392	3,738	87.5%
	Office		45,032	3,526	93.9%

	Total		93,706	12,312	91.0%

Arizona	Industrial	-Distribution	604	227	35.4%
		-Flex	—	—	—
	Office		9,493	871	65.5%

	Total		10,097	1,098	59.3%

Philadelphia	Industrial	-Distribution	—	—	—
		-Flex	—	—	—
	Office		8,894	947	100.0%

	Total		8,894	947	100.0%

United Kingdom	Industrial	-Distribution	—	—	—
		-Flex	1,564	44	100.0%
	Office		1,366	90	60.6%

	Total		2,930	134	73.5%

TOTAL	Industrial	-Distribution	113,497	28,143	94.4%
		-Flex	95,553	11,549	90.5%
	Office		281,916	22,387	91.8%

	Total		$490,966	62,079	92.7%

Joint Ventures (2)	Industrial	-Distribution	28,663	8,020	93.8%
		-Flex	5,155	171	89.4%
	Office		70,218	3,271	93.7%

	Total		104,036	11,462	93.7%

(1)	Net rent represents the contractual rent per square foot times the tenant’s square feet leased at December 31, 2007 for tenants in occupancy. Net rent does not include the tenant’s obligation to pay property operating expenses and real estate taxes.

(2)	Joint Ventures represent the 91 properties owned by unconsolidated joint ventures in which the Company has an interest.
The expiring square feet and annual rent by year for the Properties in Operation as of December 31, 2007 are as follows (in thousands):
Total Properties in Operation
Wholly Owned Properties in Operation:

	Industrial-
	Distribution		Industrial-Flex		Office		Total
	Square	Annual	Square	Annual	Square	Annual	Square	Annual
Year	Feet	Rent	Feet	Rent	Feet	Rent	Feet	Rent
2008	3,230	$13,295	1,590	$14,642	1,816	$26,094	6,636	$54,031
2009	3,422	16,312	1,823	17,218	2,766	40,966	8,011	74,496
2010	3,061	14,809	1,644	15,472	2,854	40,864	7,559	71,145
2011	2,727	12,544	1,128	11,490	2,057	31,941	5,912	55,975
2012	4,612	22,824	1,467	14,347	2,739	43,724	8,818	80,895
2013	1,199	6,189	877	9,390	2,164	35,740	4,240	51,319
Thereafter	8,307	43,659	1,929	23,560	6,152	128,154	16,388	195,373

Total	26,558	$129,632	10,458	$106,119	20,548	$347,483	57,564	$583,234

Joint Venture Properties in Operation:

	Industrial-
	Distribution		Industrial-Flex		Office		Total
	Square	Annual	Square	Annual	Square	Annual	Square	Annual
Year	Feet	Rent	Feet	Rent	Feet	Rent	Feet	Rent
2008	1,288	$5,072	9	$301	331	$7,682	1,628	$13,055
2009	689	2,625	11	320	546	12,528	1,246	15,473
2010	965	3,976	19	695	348	8,288	1,332	12,959
2011	650	2,761	11	374	445	11,264	1,106	14,399
2012	551	2,287	63	2,123	180	5,254	794	9,664
2013	492	2,040	—	—	212	4,315	704	6,355
Thereafter	2,890	14,475	39	1,355	1,002	29,329	3,931	45,159

Total	7,525	$33,236	152	$5,168	3,064	$78,660	10,741	$117,064

Properties in Operation:

	Industrial-
	Distribution		Industrial-Flex		Office		Total
	Square	Annual	Square	Annual	Square	Annual	Square	Annual
Year	Feet	Rent	Feet	Rent	Feet	Rent	Feet	Rent
2008	4,518	$18,367	1,599	$14,943	2,147	$33,776	8,264	$67,086
2009	4,111	18,937	1,834	17,538	3,312	53,494	9,257	89,969
2010	4,026	18,785	1,663	16,167	3,202	49,152	8,891	84,104
2011	3,377	15,305	1,139	11,864	2,502	43,205	7,018	70,374
2012	5,163	25,111	1,530	16,470	2,919	48,978	9,612	90,559
2013	1,691	8,229	877	9,390	2,376	40,055	4,944	57,674
Thereafter	11,197	58,134	1,968	24,915	7,154	157,483	20,319	240,532

Total	34,083	$162,868	10,610	$111,287	23,612	$426,143	68,305	$700,298

The table below highlights, for the Properties in Operation, the Company’s top ten office tenants and top ten industrial tenants as of December 31, 2007.

	Percentage		Percentage
Top 10 Office Tenants	of Net Rent	Top 10 Industrial Tenants	of Net Rent
The Vanguard Group, Inc	3.3%	Kellogg USA, Inc.	0.9%
United States of America	2.5%	Wakefern Food Corporation	0.8%
GlaxoSmithKline	1.8%	United Parcel Services, Inc.	0.7%
General Motors Acceptance Corporation	1.5%	Amazon.com, Inc.	0.5%
Comcast Corporation	1.5%	Centocor, Inc.	0.5%
PHH Corporation	1.0%	Dial Corporation	0.5%
Sanofi-Aventis U.S., Inc.	0.9%	LTD Commodities, Inc.	0.4%
PNC Bank, National Association	0.9%	Uline, Inc.	0.4%
Well Care Health Plans, Inc.	0.8%	Moore Wallace North America, Inc.	0.4%
Express Scripts	0.8%	UTI Integrated Logistics	0.4%

	15.0%		5.5%

ITEM 3. LEGAL PROCEEDINGS
The Company has been substituted for Republic as a party to certain litigation as a result of the Company’s acquisition of Republic on October 4, 2007. The litigation is summarized below. The litigation arises out of a dispute between Republic and certain parties, two of whom were members of Republic’s Board of Trustees and “founders” of Republic. The dispute includes claims arising from the termination of a development arrangement in West Palm Beach, Florida and an attempt by Republic to acquire a certain office property from an entity controlled by the aforementioned related parties pursuant to an option agreement entered into at the time of Republic’s formation.
On November 17, 2006, Republic disclosed in a Form 8-K that Steven A. Grigg, its President and Chief Development Officer, had notified it that he was terminating his employment, purportedly for “good reason,” as such term is defined in his employment agreement, dated December 20, 2005. Mr. Grigg also asserted that, as a result of such termination, he was entitled to the severance payments provided for under the terms of the employment agreement. The cash portion of such severance payments could be valued at up to approximately $1.8 million. The Company disagrees with Mr. Grigg that there is a basis for termination by Mr. Grigg for good reason; therefore, we believe that Mr. Grigg terminated his employment without good reason as of November 13, 2006, the date of his termination letter. Accordingly, we believe that no severance payments are due and we have not remitted any such payments to Mr. Grigg under the terms of his employment agreement.
On December 22, 2006, Mr. Grigg filed a lawsuit against Republic in the Superior Court of the District of Columbia. Mr. Grigg alleges, among other things, that (i) Republic breached his employment agreement, (ii) Republic breached its duties of good faith and fair dealing and (iii) the Noncompetition Agreement dated December 20, 2005 between Mr. Grigg and Republic is unenforceable and void. Mr. Grigg seeks, among other remedies, (i) the severance payment allegedly due under the employment agreement, (ii) other damages in an amount to be finally determined at trial and (iii) the voiding of the Noncompetition Agreement. The Company believes that Mr. Grigg’s lawsuit is without merit, generally denies the allegations in the complaint and denies that Mr. Grigg is entitled to any of the relief sought in his complaint. Republic originally asserted various counterclaims against Mr. Grigg, including claims for common law fraud, state securities fraud, breach of his employment agreement, breach of fiduciary duties and unjust enrichment. Republic subsequently voluntarily dismissed without prejudice its common law fraud, state securities fraud and unjust enrichment claims in order to pursue those claims in the litigation described below pending in the United States District Court for the District of Columbia. The Company’s counterclaims against Mr. Grigg for breach of his employment agreement and breach of his fiduciary duties remain pending in the District of Columbia Superior Court litigation. On March 30, 2007, the Court denied, in its entirety, Mr. Grigg’s motion to dismiss these counterclaims. The Company seeks damages and other appropriate relief on these counterclaims.
On March 6, 2007, Mr. Richard Kramer, Republic’s former Non-executive Chairman of the Board, filed a lawsuit against Republic in the United States District Court for the District of Maryland Southern Division, in which he seeks advancement for legal fees incurred by him purportedly in connection with an independent counsel’s investigation with respect to certain matters involving Republic’s course of dealing in a West Palm Beach development project, as well as those fees incurred in filing and prosecuting this lawsuit. On May 3, 2007, Mr. Kramer voluntarily dismissed this case, and filed an almost identical lawsuit against Republic in the Circuit Court of Baltimore County, Maryland. We believe that Mr. Kramer’s lawsuit is without merit and filed a motion to dismiss or, in the alternative, motion for summary judgment, seeking the dismissal of Mr. Kramer’s lawsuit. Mr. Kramer filed a motion for summary judgment against the Company. On November 2, 2007 the Court denied Mr. Kramer’s motion for summary judgment and granted the Company’s motion to dismiss. Mr. Kramer has appealed the Court’s judgment.
On March 28, 2007, Republic filed a lawsuit against Messrs. Kramer and Grigg and Republic Properties Corporation in the United States District Court of the District of Columbia. This lawsuit asserts, among other things, claims against (i) all three defendants for (a) federal and state securities fraud and (b) common law fraud; (ii) Messrs. Kramer and Grigg for (a) federal and state control person liability and (b) unjust enrichment; and (iii) Republic Properties Corporation for (a) breach of contract and (b) indemnification. The Company seeks, among other remedies, (i) damages in an amount not less than $1.2 million, the approximate value (at the time of issuance) of the partnership units issued by Republic Property Limited Partnership to Republic Properties Corporation in connection with the West Palm Beach City Center Development Contribution Agreement, (ii) additional damages incurred by us as a result of the termination of the West Palm Beach Professional Services Agreement, (iii) recovery of the costs, including attorneys fees, associated with a previously-disclosed independent investigation, (iv) reimbursement for Republic’s expenses in this litigation, including attorneys’ fees, and (v) other damages, including punitive damages, in an amount to be finally determined at trial. On April 27, 2007, Republic filed an Amended Complaint in the District of Columbia District Court action, adding to the claims set forth immediately above a claim for declaratory judgment that Mr. Kramer was not entitled to advancement or reimbursement of any of the fees sought in his Maryland litigation. Republic Property Corporation, Messrs. Kramer and Grigg have filed motions to dismiss this lawsuit, which are currently pending.
On May 21, 2007, Republic proffered a lease (the “Lease”) to 25 Massachusetts Avenue Property LLC (the “Owner”) for certain space in Republic Square I, an office building in Washington, D.C. (the “Option Property”). Two of Republic’s founders and Trustees, Richard L. Kramer and Steven A. Grigg, currently control the Owner and Mark R. Keller, Republic’s former Chief Executive Officer, holds an ownership interest in the Owner. Based on information provided by the Owner, immediately prior to the proffer of the Lease, approximately 50% of the Option Property’s net rentable area was under lease and approximately 37% of the Option Property’s net rentable area was rent paying space. Had the Owner accepted the Lease, more than 85% of the space in the Option Property would have been rent paying space. The base rents and other material terms of the Lease proffer were based on the Owner’s lease up projections for the Property and the Lease was on the Owner’s form lease agreement.
On May 22, 2007, the Owner rejected the proffer of the Lease, asserting, among other things, that it was “not a bona fide business proposal for Republic’s own occupancy and leasing of space”. On May 29, 2007, Republic (i) re-tendered the Lease to the Owner for certain space at the Option Property and (ii) exercised its exclusive option to purchase the fee interest in the Option Property pursuant to the Option Agreement among the Owner, 660 North Capitol Street Property LLC and Republic dated as of November 28, 2005 (the “Option Agreement”). On May 30, 2007, the Owner rejected the Lease and claimed that “there has been no effective exercise of the Option.” The Company believes that the Lease was properly tendered for an appropriate purpose and, accordingly, the Company re-proffered the Lease to the Owner. The Owner rejected the Lease proffer and disputed whether the Lease entitled Republic to purchase the Property, pursuant to its exercise of the option, at the Purchase Price (as defined in the Option Agreement).
In response to the Owner’s rejection, on June 15, 2007, Republic filed a lawsuit against the Owner in the Court of Chancery in the State of Delaware. This lawsuit asserts, among other things, that (i) by refusing to accept Republic’s option exercise the Owner has breached the Option Agreement and (ii) by deciding not to refinance a construction loan on the Property and rejecting the Lease, the Owner has breached the covenant of good faith and fair dealing implied in every contract governed by the laws of the District of Columbia. Republic sought, among other remedies, to obtain (I) an injunction against the Owner’s sale of the Option Property to any party other than Republic, (II) a declaration that the Lease and option exercise are effective and (III) an order that the Owner specifically perform its obligation to sell the Option Property to Republic pursuant to the Option Agreement. Also on June 15, 2007, Republic filed a Notice of Pendency of Action (Lis Pendens) in the Office of the Recorder of Deeds in the District of Columbia, in order to record Republic’s interest in the Option Property as reflected in the Delaware Chancery Court action. On July 2, 2007, the Owner answered the complaint and counterclaimed, seeking monetary damages related to the Owner’s purported attempts to sell the Option Property to a third party. The matter has been tried, the parties have filed post trial briefs and post trial arguments have been held. At this point, the outcome of the lawsuit is uncertain. However, it seems unlikely that the Company will have the opportunity to purchase the Option Property.
While management currently believes that resolving these matters will not have a material adverse impact on our financial position or our results of operations, the litigation noted above is subject to inherent uncertainties and management’s view of these matters may change in the future. Were an unfavorable final outcome to occur, there exists the possibility of a material adverse impact on our financial position and the results of operations for the period in which the effect becomes capable of being reasonably estimated.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2007.

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

			Dividends
			Declared Per
	High	Low	Common Share
2007
Fourth Quarter	$43.78	$28.16	$0.625
Third Quarter	45.48	34.27	0.625
Second Quarter	50.24	42.63	0.62
First Quarter	53.91	47.89	0.62
2006
Fourth Quarter	$52.35	$45.73	$0.62
Third Quarter	48.23	43.80	0.62
Second Quarter	46.41	41.32	0.615
First Quarter	48.99	43.20	0.615
As of February 22, 2008, the Common Shares were held by 1,361 holders of record. Since its initial public offering in 1994, the Company has paid regular and uninterrupted quarterly dividends.
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

ITEM 6. SELECTED FINANCIAL DATA
The following tables set forth Selected Financial Data for Liberty Property Trust and Liberty Property Limited Partnership as of and for the years ended December 31, 2007, 2006, 2005, 2004 and 2003. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto appearing elsewhere in this report. Certain amounts from prior years have been reclassified to conform to current-year presentation.
Liberty Property Trust

	Year Ended December 31,
Operating Data
(In thousands, except per share data)	2007	2006	2005	2004	2003
Total operating revenue	$698,747	$618,359	$588,176	$539,455	$504,416
Income from continuing operations	$125,855	$142,195	$195,629	$126,035	$119,451
Net income	$164,831	$266,574	$249,351	$161,443	$163,610

Basic:
Income from continuing operations	$1.38	$1.59	$2.25	$1.49	$1.52
Income from discontinued operations	$0.43	$1.39	$0.62	$0.42	$0.56
Income per common share – basic	$1.81	$2.98	$2.87	$1.91	$2.08
Diluted:
Income from continuing operations	$1.38	$1.58	$2.21	$1.47	$1.50
Income from discontinued operations	$0.42	$1.37	$0.61	$0.41	$0.55
Income per common share – diluted	$1.80	$2.95	$2.82	$1.88	$2.05

Distributions paid per common share	$2.485	$2.465	$2.445	$2.425	$2.405
Weighted average number of shares outstanding – basic (1)	91,185	89,313	86,986	84,534	78,575
Weighted average number of shares outstanding – diluted (2)	91,803	90,492	88,376	86,024	79,868

	December 31,
Balance Sheet Data
(In thousands)	2007	2006	2005	2004	2003
Net real estate	$4,942,885	$4,349,246	$3,964,195	$3,667,792	$3,410,272
Total assets	5,638,749	4,910,911	4,500,322	4,163,997	3,833,528
Total indebtedness	3,021,129	2,387,938	2,249,178	2,133,171	1,885,866
Shareholders’ equity	1,837,021	1,871,604	1,709,182	1,596,259	1,544,897

	Year Ended December 31,
Other Data
(Dollars in thousands)	2007	2006	2005	2004	2003
Cash provided by operating activities	$384,659	$344,901	$360,749	$293,336	$263,811
Cash used in investing activities	(796,831)	(355,270)	(286,633)	(373,975)	(195,133)
Cash provided by (used in) financing activities	396,322	(327)	(39,470)	89,618	(58,111)
Funds from operations available to common shareholders (3)	305,216	294,801	293,973	291,144	280,921
Total leaseable square footage of Wholly Owned Properties in Operation at end of period (in thousands)	62,079	59,160	60,613	58,052	53,670
Total leasable square footage of JV Properties in Operation at end of period (in thousands)	11,462	6,172	3,758	3,603	3,479
Wholly Owned Properties in Operation at end of period	649	672	675	693	673
JV Properties in Operation at end of period	91	48	43	30	29
Wholly Owned Properties in Operation percentage leased at end of period	93%	94%	92%	92%	92%
JV properties in operation percentage leased at end of period	94%	95%	99%	96%	90%

Liberty Property Limited Partnership

	Year Ended December 31,
Operating Data
(In thousands, except per share data)	2007	2006	2005	2004	2003
Total operating revenue	$698,747	$618,359	$588,176	$539,455	$504,416
Income from continuing operations	$149,447	$162,096	$216,791	$143,301	$137,464
Income available to common unitholders	$172,387	$278,359	$259,364	$168,398	$171,254

Basic:
Income from continuing operations	$1.38	$1.59	$2.25	$1.49	$1.52
Income from discontinued operations	$0.43	$1.39	$0.62	$0.42	$0.56
Income per common unit – basic	$1.81	$2.98	$2.87	$1.91	$2.08
Diluted:
Income from continuing operations	$1.38	$1.58	$2.21	$1.47	$1.50
Income from discontinued operations	$0.42	$1.37	$0.61	$0.41	$0.55
Income per common unit – diluted	$1.80	$2.95	$2.82	$1.88	$2.05

Distributions paid per common unit	$2.485	$2.465	$2.445	$2.425	$2.405
Weighted average number of units outstanding – basic (1)	95,375	93,208	90,540	88,210	82,268
Weighted average number of units outstanding – diluted (2)	95,993	94,387	91,931	89,700	83,561

	December 31,
Balance Sheet Data
(In thousands)	2007	2006	2005	2004	2003
Net real estate	$4,942,885	$4,349,246	$3,964,195	$3,667,792	$3,410,272
Total assets	5,638,749	4,910,911	4,500,322	4,163,997	3,833,528
Total indebtedness	3,021,129	2,387,938	2,249,178	2,133,171	1,885,866
Owners’ equity	2,209,125	2,168,912	1,961,908	1,800,145	1,749,109

	Year Ended December 31,
Other Data
(Dollars in thousands)	2007	2006	2005	2004	2003
Cash provided by operating activities	$384,659	$344,901	$360,749	$293,336	$263,811
Cash used in investing activities	(796,831)	(355,270)	(286,633)	(373,975)	(195,133)
Cash provided by (used in) financing activities	396,322	(327)	(39,470)	89,618	(58,111)
Funds from operations available to common shareholders (3)	305,216	294,801	293,973	291,144	280,921
Total leaseable square footage of Wholly Owned Properties in Operation at end of period (in thousands)	62,079	59,160	60,613	58,052	53,670
Total leasable square footage of JV Properties in Operation at end of period (in thousands)	11,462	6,172	3,758	3,603	3,479
Wholly Owned Properties in Operation at end of period	649	672	675	693	673
JV Properties in Operation at end of period	91	48	43	30	29
Wholly Owned Properties in Operation percentage leased at end of period	93%	94%	92%	92%	92%
JV properties in operation percentage leased at end of period	94%	95%	99%	96%	90%

(1)	Basic weighted average number of shares includes vested Common Shares/Units outstanding during the year.

(2)	Diluted weighted average number of shares outstanding includes the vested and unvested Common Shares/Units outstanding during the year as well as the dilutive effect of outstanding options.

(3)	The National Association of Real Estate Investment Trusts (“NAREIT”) has issued a standard definition for Funds from operations (as defined below). The Securities and Exchange Commission has agreed to the disclosure of this non-GAAP financial measure on a per share basis in its Release No. 34-47226, Conditions for Use of Non-GAAP Financial Measures. The Company believes that the calculation of Funds from operations is helpful to investors and management as it is a measure of the Company’s operating performance that excludes depreciation and amortization and gains and losses from property dispositions. As a result, year over year comparison of Funds from operations reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, providing perspective not immediately apparent from net income. In addition, management believes that Funds from operations provides useful information to the investment community about the Company’s financial performance when compared to other REITs since Funds from operations is generally recognized as the standard for reporting the operating performance of a REIT. Funds from operations available to common shareholders is defined by NAREIT as net income (computed in accordance with generally accepted accounting principles (“GAAP”)), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Funds from operations available to common shareholders does not represent net income or cash flows from operations as defined by GAAP and does not necessarily indicate that cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income as an indicator of the Company’s operating performance or to cash flows as a measure of liquidity. Funds from operations available to common shareholders also does not represent cash flows generated from operating, investing or financing activities as defined by GAAP. A reconciliation of Funds from operations to net income may be found on page 36.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Liberty Property Trust (the “Trust”) is a self-administered and self-managed Maryland real estate investment trust (“REIT”). Substantially all of the Trust’s assets are owned directly or indirectly, and substantially all of the Trust’s operations are conducted directly or indirectly, by its subsidiary, Liberty Property Limited Partnership, a Pennsylvania limited partnership (the “Operating Partnership” and, collectively with the Trust and their consolidated subsidiaries, the “Company”).
The Company operates primarily in the Mid-Atlantic, Southeastern, Midwestern and Southwestern United States. During 2007 the Company exited the Michigan market and entered the Phoenix, Arizona and the Northern Virginia / Washington, D.C. markets. Additionally, the Company owns certain assets in the United Kingdom.
As of December 31, 2007, the Company owned and operated 353 industrial and 296 office properties (the “Wholly Owned Properties in Operation”) totaling 62.1 million square feet. In addition, as of December 31, 2007, the Company owned 28 properties under development, which when completed are expected to comprise 4.8 million square feet (the “Wholly Owned Properties under Development”) and 1,384 acres of developable land, substantially all of which is zoned for commercial use. Additionally, as of December 31, 2007, the Company had an ownership interest, through unconsolidated joint ventures in 44 industrial and 47 office properties totaling 11.5 million square feet (the “JV Properties in Operation” and, together with the Wholly Owned Properties in Operation, the “Properties in Operation”), four properties under development, which when completed are expected to comprise 527,000 square feet (the “JV Properties under Development” and, together with the Wholly Owned Properties under Development, the “Properties under Development”) and 715 acres of developable land, substantially all of which is zoned for commercial use.
The Company focuses on creating value for shareholders and increasing profitability and cash flow. With respect to its Properties in Operation, the Company endeavors to maintain high occupancy levels while increasing rental rates and controlling costs. The Company pursues development opportunities that it believes will create value and yield acceptable returns. The Company also acquires properties that it believes will create long-term value, and disposes of properties that no longer fit within the Company’s strategic objectives or in situations where it can optimize cash proceeds. The Company’s operating results depend primarily upon income from rental operations and are substantially influenced by rental demand for the Properties in Operation.
Rental demand for the Properties in Operation generally improved during the year ended December 31, 2007. Although in some markets the Company continues to experience market conditions characterized by an oversupply of leaseable space and/or soft demand, the Company believes that the majority of its markets are recovering from several years of a generally slow real estate economy. However, this recovery gradually slowed during the second half of 2007. Rental rates in many of the Company’s markets have stabilized or improved. The Company successfully leased 15.7 million square feet during the year ended December 31, 2007 and attained occupancy of 92.7% for the Wholly Owned Properties in Operation and 93.7% for the Joint Venture Properties in Operation for a combined occupancy of 92.9% for the Properties in Operation as of that date. The Company believes that straight line rents on renewal and replacement leases for 2008 will on average be 0% to 2% greater than rents on expiring leases. Furthermore, the Company believes that average occupancy for its Properties in Operation will not increase or decrease by more than 1% for 2008 compared to 2007.
WHOLLY OWNED CAPITAL ACTIVITY
Acquisitions
During the first half of 2007, conditions for the acquisition of properties were very competitive. However, during the latter part of the year ended December 31, 2007, market conditions for acquisitions were unsettled because of adverse events in the credit markets. During the year ended December 31, 2007, the Company acquired 23 properties representing 3.0 million square feet for a Total Investment, as defined below, of $316.6 million. These acquisitions generally served to increase the Company’s presence or balance the product mix in markets the Company believes to have significant potential. The properties acquired during the year ended December 31, 2007 were primarily located in Phoenix (970,000 square feet) and Houston (900,000 square feet). “Total Investment” for a property is defined as the property’s purchase price plus closing costs and management’s estimate, as determined at the time of acquisition, of the cost of necessary building improvements in the case of acquisitions, or land costs and land and building improvement costs in the case of development projects, and, where appropriate, other development costs and carrying costs. For 2008, the Company believes that wholly owned property acquisitions will be in the $100 million to $200 million range and that, similar to 2007, certain of the acquired properties will be either vacant or underleased.
Dispositions
During the first half of 2007 the real estate disposition market was very strong. However, during the latter part of the year ended December 31, 2007, market conditions for dispositions were unsettled because of adverse events in the credit markets. Disposition activity allows the Company to, among other things, (1) reduce its holdings in certain markets and product types within a market; (2) lower the average age of the portfolio; and (3) take advantage of favorable market conditions to optimize the cash proceeds from the sale of certain assets. During the year ended December 31, 2007, the Company realized proceeds of $386.4 million from the sale of 70 operating properties representing 5.2 million square feet and 166 acres of land. A substantial portion of the properties sold during this period were in the Michigan market. For 2008, the Company believes it will dispose of $250 million to $350 million of operating properties.
Development
The Company continues to pursue development opportunities. During the year ended December 31, 2007, the Company brought into service 25 Wholly Owned Properties under Development representing 4.2 million square feet and a Total Investment of $398.5 million, and initiated $321.2 million in real estate development. As of December 31, 2007, the projected Total Investment of the Wholly Owned Properties under Development (excluding Comcast Center) was $383.1 million. For 2008, the Company believes that it will bring into service from its development pipeline (excluding Comcast Center) approximately $200 million to $300 million of Total Investment in operating real estate.
Comcast Center Activity
During the year ended December 31, 2007, the Company brought into service 947,000 square feet of Comcast Center equaling $370.9 million of Total Investment. The balance of Comcast Center is scheduled to be brought into service during the first half of 2008. The projected Total Investment at December 31, 2007 for the remainder of Comcast Center to be brought into service is $124.1 million. In April 2006, the Company entered into a joint venture, whereby the Company sold an 80% interest in the equity of Comcast Center. The terms of the joint venture obligate the Company to complete the development of the building and consequently this development is treated as a Wholly Owned Property under Development. In 2008, the Company expects to effectuate sale treatment of Comcast Center to the unconsolidated joint venture – See Note 4 to the Company’s financial statements.
JOINT VENTURE CAPITAL ACTIVITY
The Company periodically enters into joint venture relationships in connection with the execution of its real estate operating strategy.
Acquisitions
During the year ended December 31, 2007, unconsolidated joint ventures in which the Company held an interest acquired four properties representing 1.2 million square feet for a Total Investment of $70.6 million. The Company also formed two joint ventures, the Blythe Valley JV Sarl and the Liberty Washington, LP joint ventures (see below). For 2008, the Company believes that property acquisitions by existing joint ventures will be in the $200 million to $250 million range.
Dispositions
During the year ended December 31, 2007, an unconsolidated joint venture in which the Company held an interest realized proceeds of $1.3 million from the sale of one operating property representing 25,000 square feet.
Development
During the year ended December 31, 2007, unconsolidated joint ventures in which the Company held an interest brought into service three development properties representing 1.1 million square feet and a Total Investment of $53.5 million and initiated $15.0 million in real estate development. As of December 31, 2007, the projected Total Investment of Joint Venture Properties under Development was $170.3 million. For 2008, the Company expects unconsolidated joint ventures in which it holds an interest to bring into service $50 million to $70 million of Total Investment in operating properties.
Blythe Valley JV Sarl
On September 10, 2007, a newly formed joint venture in which the Company holds a 20% interest acquired the Blythe Valley Park for $325 million. The park consists of 491,000 square feet of office space and 98 acres of developable land and is located in close proximity to the city of Birmingham, UK.

Liberty Washington, LP
On October 4, 2007, the Company acquired Republic Property Trust, a Maryland real estate investment trust and Republic Property Limited Partnership, a Delaware limited partnership and Republic’s operating partnership (together, “Republic”) for $913 million. The acquisition of Republic was completed through the merger of Republic with a wholly owned subsidiary of the Company and the merger of Republic’s operating partnership with the Company’s Operating Partnership. Republic operated a portfolio consisting of 2.4 million square feet of office space, six acres of developable land, and a redevelopment property that, when completed, is expected to contain an additional 176,000 square feet of office space in the Northern Virginia and Washington, D.C. markets.
Concurrently, the Company formed a joint venture with New York State Common Retirement Fund to own and manage the Republic portfolio. The joint venture, in which the Company holds a 25% interest, purchased the Republic real estate assets for $900 million. The acquisition of Republic resulted in the Company recording $13 million in goodwill and other intangibles.
Forward-Looking Statements
When used throughout this report, the words “believes,” “anticipates” and “expects” and similar expressions are intended to identify forward-looking statements. Such statements indicate that assumptions have been used that are subject to a number of risks and uncertainties that could cause actual financial results or management plans and objectives to differ materially from those projected or expressed herein, including: the effect of national and regional economic conditions; rental demand; the Company’s ability to identify, and enter into agreements with suitable joint venture partners in situations where it believes such arrangements are advantageous; the Company’s ability to identify and secure additional properties and sites, both for itself and the joint ventures to which it is a party, that meet its criteria for acquisition or development; the availability and cost of capital; the effect of prevailing market interest rates; risks related to the integration of the operations of entities that we have acquired or may acquire; risks related to litigation; and other risks described from time to time in the Company’s filings with the SEC. Given these uncertainties, readers are cautioned not to place undue reliance on such statements.
Critical Accounting Policies and Estimates
The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires the Company to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The Company bases these estimates, judgments and assumptions on historical experience and on other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.
The Company believes the following critical policies affect its more significant estimates and assumptions used in the preparation of its consolidated financial statements.
Capitalized Costs
Expenditures directly related to the acquisition, or improvement of real estate, including interest and other costs capitalized on development projects and land being readied for development, are included in net real estate and are stated at cost. The Company considers a development property substantially complete upon the completion of tenant build-out, but no later than one year after the completion of major construction activity. The capitalized costs include pre-construction costs essential to the development of the property, construction costs, interest costs, real estate taxes, development related salaries and other costs incurred during the period of development. Capitalized development related salaries and benefits historically represent approximately 1% to 2% of the cost of developed properties. The determination to capitalize rather than expense costs requires the Company to evaluate the status of the development activity. Capitalized interest for the years ended December 31, 2007, 2006, and 2005 was $45.7 million, $30.8 million and $17.7 million, respectively.
Revenue Recognition
Rental revenue is recognized on a straight line basis over the terms of the respective leases. Deferred rent receivable represents the amount by which straight line rental revenue exceeds rents currently billed in accordance with the lease agreements. Above-market and below-market lease values for acquired properties are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rates for each corresponding in-place lease. The capitalized above or below-market lease values are amortized as a component of rental revenue over the remaining term of the respective leases.

Allowance for Doubtful Accounts
The Company monitors the liquidity and creditworthiness of its tenants on an on-going basis. Based on these reviews, provisions are established, and an allowance for doubtful accounts for estimated losses resulting from the inability of its tenants to make required rental payments is maintained. As of December 31, 2007 and 2006, the Company’s allowance for doubtful accounts totaled $6.0 million and $5.1 million, respectively. The Company’s bad debt expense for the years ended December 31, 2007, 2006 and 2005 was $3.4 million, $1.0 million and $2.6 million, respectively. During the year ended December 31, 2006, the Company realized $2.0 million from the settlement of a tenant bankruptcy.
Impairment of Real Estate
The Company evaluates its real estate investments and investments in unconsolidated joint ventures upon occurrence of significant adverse changes in operations to assess whether any impairment indicators are present that affect the recovery of the recorded value. If any real estate investment is considered impaired, the carrying value of the property is written down to its estimated fair value. During the years ended December 31, 2007, 2006, and 2005 the Company recognized impairment losses of $0.2 million, $4.2 million and $5.3 million respectively. The 2007 impairment loss of $0.2 million was related to various land parcels. The 2006 impairment loss of $4.2 million was primarily related to a 352,000 square foot portfolio of operating properties in Michigan. The 2005 impairment loss was primarily related to a portfolio of operating properties equaling 615,000 square feet in the Midwest segment. The determination of whether impairment exists requires the Company to make estimates, judgments and assumptions about the future utility of the assets. The Company has evaluated each of its Properties and land held for development and investments in unconsolidated joint ventures and has determined that there are no additional valuation adjustments that need to be made at December 31, 2007.
Intangibles
In accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Standards (“SFAS”) No. 141, “Business Combinations,” the Company allocates the purchase price of real estate acquired to land, building and improvements and intangibles based on the relative fair value of each component. The value ascribed to in-place leases is based on the rental rates for the existing leases compared to the Company’s estimate of the fair market lease rates for leases of similar terms and present valuing the difference based on an interest rate which reflects the risks associated with the leases acquired. Origination values are also assigned to in-place leases, and, where appropriate, value is assigned to customer relationships. Origination cost estimates include the costs to execute leases with terms similar to the remaining lease terms of the in-place leases, including leasing commissions, legal and other related expenses. Additionally, the Company estimates carrying costs during the expected lease-up periods including real estate taxes, other operating expenses and lost rentals at contractual rates. The Company depreciates the amounts allocated to building and improvements over 40 years. The amounts allocated to the intangible relating to in-place leases, which are included in deferred financing and leasing costs or in other liabilities in the accompanying balance sheets, are amortized over the remaining term of the related leases. In the event that a tenant terminates its lease, the unamortized portion of the intangible is written off.
Results of Operations
The following discussion is based on the consolidated financial statements of the Company. It compares the results of operations of the Company for the year ended December 31, 2007 with the results of operations of the Company for the year ended December 31, 2006, and the results of operations of the Company for the year ended December 31, 2006 with the results of operations of the Company for the year ended December 31, 2005. As a result of the varying level of development, acquisition and disposition activities by the Company in 2007, 2006 and 2005, the overall operating results of the Company during such periods are not directly comparable. However, certain data, including the Same Store results, do lend themselves to direct comparison.
This information should be read in conjunction with the accompanying consolidated financial statements and notes included elsewhere in this report.
Comparison of Year Ended December 31, 2007 to Year Ended December 31, 2006
Overview
The Company’s average gross investment in operating real estate owned for the year ended December 31, 2007 increased to $4,617.3 million from $3,935.9 million for the year ended December 31, 2006. This increase in operating real estate resulted in increases in rental revenue, operating expense reimbursement, rental property operating expenses, real estate taxes, and depreciation and amortization expense.

Total operating revenue increased to $698.7 million for the year ended December 31, 2007 from $618.4 million for the year ended December 31, 2006. This $80.3 million increase was primarily due to the increase in investment in operating real estate and the increase in operating revenue from the Same Store group of properties, discussed below. This increase was partially offset by a decrease in “Termination Fees,” which totaled $4.2 million for the year ended December 31, 2007 as compared to $6.1 million for the year ended December 31, 2006. Termination Fees are fees that the Company agrees to accept in consideration for permitting certain tenants to terminate their leases prior to the contractual expiration date. Termination Fees are included in rental revenue.
Segments
The Company evaluates the performance of the Properties in Operation by reportable segment (see Note 14 to the Company’s financial statements for reconciliation to net income). The following table identifies changes in reportable segments (dollars in thousands):
Property Level Operating Income:

	Year Ended December 31,		Percentage
	2007	2006	Increase (Decrease)
Delaware Valley
– SE Pennsylvania	$116,285	$115,019	1.1%
– Other	37,306	36,762	1.5%
Midwest
– Lehigh Valley	68,015	63,415	7.3	%(1)
– Other	53,803	50,085	7.4	%(2)
Mid-Atlantic	93,571	83,729	11.8	%(2)
Florida	94,022	74,598	26.0	%(2)
Arizona	6,562	2,206	197.5	%(1)
Philadelphia	5,391	(13)	N/A	(1)
United Kingdom	2,682	906	196.0	%(2)

Total property level operating income (3)	$477,637	$426,707	11.9%

(1)	The increase for the year ended December 31, 2007 versus the year ended December 31, 2006 is primarily due to an increase in average gross investment in operating real estate during 2007.

(2)	The increase for the year ended December 31, 2007 versus the year ended December 31, 2006 is primarily due to an increase in average gross investment in operating real estate and increased occupancy during 2007.

(3)	See a reconciliation of property level operating income to net income in the Same Store comparison below.
Same Store
Property level operating income, exclusive of Termination Fees, for the Same Store properties increased to $408.3 million for the year ended December 31, 2007 from $399.3 million for the year ended December 31, 2006, on a straight line basis (which recognizes rental revenue evenly over the life of the lease), and increased to $406.2 million for the year ended December 31, 2007 from $394.2 million for the year ended December 31, 2006 on a cash basis. These increases of 2.3% and 3.1%, respectively, are primarily due to an increase in occupancy and an increase in rental rates.
Management generally considers the performance of the Same Store properties to be a useful financial performance measure because the results are directly comparable from period to period. Management further believes that the performance comparison should exclude Termination Fees since they are more event specific and are not representative of ordinary performance results. In addition, Same Store property level operating income exclusive of Termination Fees is considered by management to be a more reliable indicator of the portfolio’s baseline performance. The Same Store properties consist of the 561 properties totaling approximately 50.2 million square feet owned on January 1, 2006.
Set forth below is a schedule comparing the property level operating income, on a straight line basis and on a cash basis, for the Same Store properties for the years ended December 31, 2007 and 2006. Same Store property level income is a non-GAAP measure and does not represent income before property dispositions, income taxes, minority interest and equity in (loss) earnings of unconsolidated joint ventures because it does not reflect the consolidated operations of the Company. Investors should review Same Store results, along with Funds from operations (see “Liquidity and Capital Resources” section), GAAP net income and cash flow from operating activities, investing activities and financing activities when considering the Company’s operating performance. Also, set forth below is a reconciliation of Same Store property level operating income to net income (in thousands).

	Year Ended December 31,
	2007	2006
Same Store:
Rental revenue	$414,197	$406,063

Operating expenses:
Rental property expense	131,698	123,156
Real estate taxes	62,157	61,294
Operating expense recovery	(188,006)	(177,680)

Unrecovered operating expenses	5,849	6,770

Property level operating income	408,348	399,293
Less straight line rent	2,111	5,091

Cash basis property level operating income	$406,237	$394,202

Reconciliation of non-GAAP financial measure:
Property level operating income – Same Store	$408,348	$399,293
Property level operating income – properties purchased or developed subsequent to January 1, 2006	65,110	21,352
Termination fees	4,179	6,062
General and administrative expense	(54,116)	(46,157)
Depreciation and amortization expense	(158,355)	(134,433)
Other income (expense)	(117,553)	(102,800)
Gain on property dispositions	1,452	17,628
Income taxes	709	(288)
Minority interest	(23,693)	(19,894)
Equity in (loss) earnings of unconsolidated joint ventures	(226)	1,432
Discontinued operations, net of minority interest	38,976	124,379

Net income	$164,831	$266,574

General and Administrative
General and administrative expenses increased to $54.1 million for the year ended December 31, 2007 from $46.2 million for the year ended December 31, 2006. This increase was primarily due to increases in compensation expense for real estate personnel necessitated by the competitive real estate market and increases in personnel consistent with the size and complexity of the Company. The increase in general and administrative expenses was also due to the expensing of costs relating to the acquisition of Republic and an increase in cancelled project costs.
Depreciation and Amortization
Depreciation and amortization increased to $158.4 million for the year ended December 31, 2007 from $134.4 million for the year ended December 31, 2006. The increase was primarily due to the increase in gross investment in operating real estate during the respective periods and particularly the increased investment in tenant improvement costs, which are depreciated over a shorter period than buildings.
Interest Expense
Interest expense increased to $129.3 million for the year ended December 31, 2007 from $111.5 million for the year ended December 31, 2006. This increase was related to an increase in the average debt outstanding, which was $2,677.9 million for the year ended December 31, 2007, compared to $2,263.9 million for the year ended December 31, 2006. The effect of the increase in the average debt outstanding was partially offset by an increase in capitalized interest costs and a decrease in the weighted average interest rate to 6.4% for the year ended December 31, 2007 from 6.6% for the year ended December 31, 2006.
Interest expense allocated to discontinued operations for the years ended December 31, 2007 and 2006 was $4.7 million and $12.7 million, respectively. This decrease was due to the decrease in the level of dispositions in 2007 compared to 2006.
Other
Costs directly related to the development of Properties Under Development and land being readied for development are capitalized. Capitalized development costs include interest, development-related salaries and benefits, property taxes, insurance and other directly identifiable costs incurred during the period of development. Capitalized development-related salaries and benefits historically represent approximately 1% to 2% of the cost of developed properties.

Gain on property dispositions decreased to $1.5 million for the year ended December 31, 2007 from $17.6 million for the year ended December 31, 2006. The decrease was due to a gain on sale of properties to an unconsolidated joint venture during the year ended December 31, 2006. There was no similar transaction in 2007.
Income from discontinued operations decreased to $39.0 million from $124.4 million for the year ended December 31, 2007 compared to the year ended December 31, 2006. The decrease is due to lower operating income and the decrease in gains recognized on sales which were $33.6 million for the year ended December 31, 2007 compared to $112.6 million for the year ended December 31, 2006.
As a result of the foregoing, the Company’s net income decreased to $164.8 million for the year ended December 31, 2007 from $266.6 million for the year ended December 31, 2006.
Comparison of Year Ended December 31, 2006 to Year Ended December 31, 2005
Overview
The Company’s average gross investment in operating real estate owned for the year ended December 31, 2006 increased to $3,935.9 million from $3,609.7 million for the year ended December 31, 2005. This increase in operating real estate resulted in increases in rental revenue, operating expense reimbursement, rental property operating expenses, real estate taxes, and depreciation and amortization expense.
Total operating revenue increased to $618.4 million for the year ended December 31, 2006 from $588.2 million for the year ended December 31, 2005. This $30.2 million increase was primarily due to the increase in investment in operating real estate and the increase in operating revenue from the Prior Year Same Store group of properties, discussed below. These increases were partially offset by a decrease in Termination Fees, which totaled $6.1 million for the year ended December 31, 2006 as compared to $13.2 million for the year ended December 31, 2005. Termination Fees are included in rental revenue.
Segments
The Company evaluates the performance of the Properties in Operation by reportable segment (see Note 14 to the Company’s financial statements for a reconciliation to net income). The following table identifies changes in reportable segments (dollars in thousands):
Property level operating income:

	Year Ended December 31,		Percentage
	2006	2005	Increase (Decrease)
Delaware Valley
- SE Pennsylvania	$115,019	$119,487	(3.7)%
- Other	36,762	35,120	4.7%
Midwest
- Lehigh Valley	63,415	57,341	10.6	%(1)
- Other	50,085	46,207	8.4%
Mid-Atlantic	83,729	72,437	15.6	%(2)
Florida	74,598	63,773	17.0	%(2)
Arizona	2,206	—	N/A	(1)
Philadelphia	(13)	155	(108.4)%
United Kingdom	906	16,651	(94.6	)%(3)

Total property level operating income (4)	$426,707	$411,171	3.8%

(1)	The increase for the year ended December 31, 2006 versus the year ended December 31, 2005 is primarily due to an increase in average gross investment in operating real estate during 2006.

(2)	The increase for the year ended December 31, 2006 versus the year ended December 31, 2005 is primarily due to increased occupancy and an increase in average gross investment in operating real estate during 2006.

(3)	The decrease for the year ended December 31, 2006 versus the year ended December 31, 2005 is primarily due to the sale of 15 operating properties to a joint venture in December 2005.

(4)	See a reconciliation of property level operating income to net income in the Same Store comparison below.

Same Store
Property level operating income, exclusive of Termination Fees, for the “Prior Year Same Store” (as defined below) properties increased to $401.8 million for the year ended December 31, 2006 from $391.1 million for the year ended December 31, 2005, on a straight line basis and increased to $397.6 million for the year ended December 31, 2006 from $384.4 million for the year ended December 31, 2005 on a cash basis. These increases of 2.8% and 3.4%, respectively, were primarily due to an increase in occupancy.
Management generally considers the performance of the Prior Year Same Store properties to be a useful financial performance measure because the results are directly comparable from period to period. Management further believes that the performance comparison should exclude Termination Fees since they are more event specific and are not representative of ordinary performance results. In addition, Prior Year Same Store property level operating income exclusive of Termination Fees is considered by management to be a more reliable indicator of the portfolio’s baseline performance. The Prior Year Same Store properties consist of the 597 properties totaling approximately 50.2 million square feet owned on January 1, 2005.
Set forth below is a schedule comparing the property level operating income, on a straight line basis and on a cash basis, for the Prior Year Same Store properties for the years ended December 31, 2006 and 2005. Prior Year Same Store property level income is a non-GAAP measure and does not represent income before property dispositions, income taxes, minority interest, and equity in earnings of unconsolidated joint ventures because it does not reflect the consolidated operations of the Company. Investors should review Prior Year Same Store results, along with Funds from operations (see “Liquidity and Capital Resources” section), GAAP net income and cash flow from operating activities, investing activities and financing activities when considering the Company’s operating performance. Also, set forth below is a reconciliation of Prior Year Same Store property level operating income to net income (in thousands).

	Year Ended December 31,
	2006	2005
Prior Year Same Store:
Rental revenue	$409,066	$402,794

Operating expenses:
Rental property expense	126,076	124,831
Real estate taxes	63,940	61,720
Operating expense recovery	(182,795)	(174,831)

Unrecovered operating expenses	7,221	11,720

Property level operating income	401,845	391,074
Less straight line rent	4,282	6,700

Cash basis property level operating income	$397,563	$384,374

Reconciliation of non-GAAP financial measure:
Property level operating income — prior year Same Store	$401,845	$391,074
Property level operating income — properties purchased or developed subsequent to January 1, 2005	51,643	37,599
Less: Property level operating income — 2007 discontinued operations	(29,527)	(27,309)
Less: Property level operating income — Assets held for sale at December 31, 2006	(3,316)	(3,433)
Termination fees	6,062	13,240
General and administrative expense	(46,157)	(38,113)
Depreciation and amortization expense	(134,433)	(125,703)
Other income (expense)	(102,800)	(104,034)
Gain on property dispositions	17,628	86,114
Income taxes	(288)	(14,827)
Minority interest	(19,894)	(21,519)
Equity in earnings of unconsolidated joint ventures	1,432	2,540
Discontinued operations at December 31, 2006	112,877	44,510
2007 discontinued operations	11,502	9,212

Net income	$266,574	$249,351

General and Administrative
General and administrative expenses increased to $46.2 million for the year ended December 31, 2006 from $38.1 million for the year ended December 31, 2005. This increase was primarily due to increases in salaries and increases in personnel consistent with the increase in the size of the Company. The increase in general and administrative expenses was also due to the expensing of long term incentive compensation.
Depreciation and Amortization
Depreciation and amortization increased to $134.4 million for the year ended December 31, 2006 from $125.7 million for the year ended December 31, 2005. The increase is primarily due to the increase in gross investment in operating real estate during the respective periods and particularly the increased investment in tenant improvement costs, which are depreciated over a relatively shorter period than buildings.
Interest Expense
Interest expense increased to $111.5 million for the year ended December 31, 2006 from $111.0 million for the year ended December 31, 2005. Interest expense allocated to discontinued operations for the years ended December 31, 2006 and 2005 was $12.7 million and $24.4 million, respectively. This decrease was due to the level of dispositions in 2006 versus 2005. The increase in average debt outstanding for 2006 compared to 2005 and the decrease in interest expense allocated to discontinued operations for 2006 compared to 2005 were partially offset by the increase in capitalized interest costs which is consistent with the increased investment in Properties under Development. The average debt outstanding for the year ended December 31, 2006 was $2,263.9 million compared to $2,241.1 million for the year ended December 31, 2005. The weighted average interest rate for the years ended December 31, 2006 and 2005 was unchanged at 6.6% for both years.
Other
Costs directly related to the development of Properties Under Development and land being readied for development are capitalized. Capitalized development costs include interest, development-related salaries, property taxes, insurance and other directly identifiable costs incurred during the period of development. Capitalized development-related salaries and benefits historically represent approximately 1% to 2% of the cost of developed properties.
Gain on property dispositions and income taxes decreased to $17.6 million and $0.3 million, respectively, for the year ended December 31, 2006 from $86.1 million and $14.8 million, respectively, for the year ended December 31, 2005. In 2005, an $89.6 million gain and a resultant $14.5 million of tax liability was recognized on the sale of 15 United Kingdom Properties in Operation to the Kings Hill Unit Trust joint venture. In 2006, a $17.6 million gain was recognized on the sale of certain Properties in Operation and land located in Chicago to the Liberty Illinois, LP joint venture.
Income from discontinued operations increased to $124.4 million from $53.7 million for the year ended December 31, 2006 compared to the year ended December 31, 2005. The increase is due to the increase in gains realized on sales which were $112.6 million for the year ended December 31, 2006 compared to $36.1 million for the year ended December 31, 2005.
As a result of the foregoing, the Company’s net income increased to $266.6 million for the year ended December 31, 2006 from $249.4 million for the year ended December 31, 2005.
Liquidity and Capital Resources
As of December 31, 2007, the Company had cash and cash equivalents of $72.6 million, including $34.6 million in restricted cash.
Net cash flow provided by operating activities increased to $384.7 million for the year ended December 31, 2007 from $344.9 million for the year ended December 31, 2006. This $39.8 million increase was primarily due to a decrease in restricted cash. In 2006, funds received from the sale of land in the United Kingdom were restricted for infrastructure investment. In 2007, a portion of these funds were used for infrastructure investment. Net cash flow provided by operations is the primary source of liquidity to fund distributions to shareholders and for the recurring capital expenditures and leasing transaction costs for the Company’s Properties in Operation. In the past several years, a portion of distributions to shareholders has been funded by the disposition of properties or borrowings.
Net cash used in investing activities increased to $796.8 million for the year ended December 31, 2007 from $355.3 million for the year ended December 31, 2006. This $441.5 million increase was primarily due to cash paid for the acquisition of Republic, increased investment in joint ventures to include Blythe Valley JV Sarl and an increased investment in development in progress partially offset by an increase in net proceeds from the disposition of properties and land and decreased investment in properties.
Net cash provided by financing activities increased to $396.3 million for the year ended December 31, 2007 compared to net cash used of $0.3 million for the year ended December 31, 2006. This change was due to the increase in debt and an increase in proceeds from the issuance of preferred units. These increases were partially offset by the purchase of treasury shares. Net cash provided by or used in financing activities includes proceeds from the issuance of equity and debt, net of debt repayments and shareholder distributions. Net cash provided by financing activities is a source of capital utilized by the Company to fund investment activities.

The Company funds its development and acquisitions with long-term capital sources including proceeds from the disposition of properties. For the year ended December 31, 2007, a significant portion of these activities were funded through a $600 million Credit Facility (the “$600 million Credit Facility”). The interest rate on borrowings under the $600 million Credit Facility fluctuates based upon ratings from Moody’s Investors Service, Inc. (“Moody’s”), Standard and Poor’s Ratings Group (“S&P”) and Fitch, Inc. (“Fitch”). The current ratings for the Company’s senior unsecured debt are Baa2, BBB and BBB+ from Moody’s, S&P and Fitch, respectively. At these ratings, the interest rate for borrowings under the $600 million Credit Facility is 65 basis points over LIBOR. The $600 million Credit Facility contains an accordion feature whereby the Company may borrow an additional $200 million. The $600 million Credit Facility expires in January 2010, and has a one-year extension option.
The Company uses debt financing to lower its overall cost of capital in an attempt to increase the return to shareholders. The Company staggers its debt maturities and maintains debt levels it considers to be prudent. In determining its debt levels, the Company considers various financial measures including the debt to gross assets ratio and the fixed charge coverage ratio. As of December 31, 2007 the Company’s debt to gross assets ratio was 46.5%, and for the year ended December 31, 2007 the fixed charge coverage ratio was 2.3x. Debt to gross assets equals total long-term debt, borrowings under the $600 million Credit Facility, and borrowings under the Liberty/Commerz 1701 JFK Boulevard, LP financing arrangement divided by total assets plus accumulated depreciation. The fixed charge coverage ratio equals income from continuing operations before property dispositions and minority interest, including operating activity from discontinued operations, plus interest expense and depreciation and amortization, divided by interest expense, including capitalized interest, plus distributions on preferred units.
As of December 31, 2007, $243.2 million in mortgage loans and $2,155.0 million in unsecured notes were outstanding with a weighted average interest rate of 6.59%. The interest rates on these mortgage loans and unsecured notes are fixed and range from 4.6% to 8.8%. The weighted average remaining term for these mortgage loans and unsecured notes is 5.8 years.
In 2008, $34.1 million in mortgage loans with various interest rates will mature. The Company anticipates that it will refinance or retire these borrowings through its available sources of capital.
During the first half of 2008, it is anticipated that Liberty/Commerz 1701 JFK Boulevard, LP will close on a loan commitment for a $324 million permanent financing for Comcast Center. Liberty/Commerz 1701 Boulevard LP, will use the proceeds from this financing to repay the Company the $324 million it has advanced for the development of Comcast Center.
The Company’s contractual obligations, as of December 31, 2007, are as follows (in thousands):

	Payments Due By Period
		Less than 1			More than
Contractual Obligations	Total	year	1-3 years	3-5 years	5 years
Long-term debt (1)	$3,948,105	$387,049	$1,292,931	$722,449	$1,545,676
Capital lease obligations	7,412	1,863	666	376	4,507
Operating lease obligations	17,867	861	1,168	874	14,964
Share of debt of unconsolidated joint ventures (1)	341,914	40,706	88,770	96,265	116,173
Property development commitments (2)	179,026	138,206	40,820	—	—
Share of property development commitments of unconsolidated joint ventures	53,522	35,058	18,464	—	—
Joint venture capital commitments	4,162	4,162	—	—	—
Letter of credit	2,344	629	1,715	—	—
Purchase obligations (3)	40,255	29,280	10,975	—	—
Master lease obligation (4)	6,459	6,459	—	—	—

Total	$4,601,066	$644,273	$1,455,509	$819,964	$1,681,320

(1)	Includes principal and interest payments. Interest payments assume current credit facility borrowings and interest rates remain at the December 31, 2007 level until maturity.

(2)	The Comcast Center commitment is included at the current projected Total Investment of $495 million.

(3)	Purchase obligations include obligations to acquire property and land.

(4)	Includes Comcast Center net operating income support agreement and a master lease arrangement in the United Kingdom.

General
The Company believes that its existing sources of capital will provide sufficient funds to finance its continued development and acquisition activities. The Company’s existing sources of capital include the public debt and equity markets, proceeds from property dispositions, equity capital from joint venture partners and net cash provided by operating activities. Additionally, the Company expects to incur variable rate debt, including borrowings under the $600 million Credit Facility, from time to time.
In December 2006, the Company satisfied a $100 million 6.95% medium term note and issued a $300 million 5.50% senior unsecured note due 2016. The net proceeds of the $300 million offering were $295.4 million and were used to pay down outstanding borrowings under the Company’s unsecured credit facility and for general corporate purposes.
In December 2006, the Company raised $27 million through the placement of 6.70% Series G Cumulative Redeemable Preferred Units. The net proceeds from this offering were used to pay down outstanding borrowings under the Company’s unsecured credit facility and for general corporate purposes.
In June 2007, the Company redeemed for $23.7 million its outstanding 7.63% Series D Cumulative Redeemable Preferred Units. The redemption resulted in a $0.7 million write-off of Series D issuance costs.
In August 2007, the Company raised $100 million through the placement of 7.40% Series H Cumulative Redeemable Preferred Units. The net proceeds from this offering were used to pay down outstanding borrowings under the Company’s unsecured credit facility and for general corporate purposes. Amounts repaid under the credit facility were subsequently drawn to pay a portion of the cash merger consideration for the purchase of Republic Property Trust.
In August and September 2007, the Company satisfied a $100 million 7.25% senior unsecured note and issued a $300 million 6.625% senior unsecured note due 2017. The net proceeds of the $300 million offering were $296.2 million and were used to pay down outstanding borrowings under the Company’s unsecured credit facility and for general corporate purposes. Amounts repaid under the credit facility were subsequently drawn to pay a portion of the cash merger consideration for the purchase of Republic Property Trust.
In September 2007, the quarterly Common Share dividend was increased to $0.625 per share from $0.62 per share. The Company’s annual Common Share dividend paid was $2.485 per share, $2.465 per share, and $2.445 per share in 2007, 2006, and 2005, respectively. In 2007, the Company’s dividend payout ratio was approximately 78.1% of Funds from operations (as defined below).
The Company has an effective S-3 shelf registration statement on file with the SEC (the “Shelf Registration Statement”). As of February 22, 2008, pursuant to the Shelf Registration Statement, the Trust had the capacity to issue up to $586.1 million in equity securities and the Operating Partnership had the capacity to issue up to $210.2 million in debt securities.
Off-Balance Sheet Arrangements
As of December 31, 2007, the Company had investments in and advances to unconsolidated joint ventures totaling $278.4 million.
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
Funds from operations (“FFO”) available to common shareholders for the years ended December 31, 2007, 2006, and 2005 are as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2007	2006	2005
Reconciliation of net income to FFO — basic
Net income	$164,831	$266,574	$249,351

Basic — income available to common shareholders	164,831	266,574	249,351
Basic — income available to common shareholders per weighted average share	$1.81	$2.98	$2.87

Adjustments:
Depreciation and amortization of unconsolidated joint ventures	6,494	2,871	1,316
Depreciation and amortization	162,833	149,606	147,669
Gain on property dispositions	(36,498)	(136,036)	(114,381)
Minority interest share in addback for depreciation and amortization and gain on property dispositions	(5,820)	(877)	(1,363)

Funds from operations available to common shareholders — basic	$291,840	$282,138	$282,592

Basic Funds from operations available to common shareholders per weighted average share	$3.20	$3.16	$3.25

Reconciliation of net income to FFO — diluted
Net income	$164,831	$266,574	$249,351

Diluted — income available to common shareholders	164,831	266,574	249,351
Diluted — income available to common shareholders per weighted average share	$1.80	$2.95	$2.82

Adjustments:
Depreciation and amortization of unconsolidated joint ventures	6,494	2,871	1,316
Depreciation and amortization	162,833	149,606	147,669
Gain on property dispositions	(36,498)	(136,036)	(114,381)
Minority interest less preferred share distributions and excess of preferred unit redemption over carrying amount	7,556	11,786	10,018

Funds from operations available to common shareholders — diluted	$305,216	$294,801	$293,973

Diluted Funds from operations available to common shareholders per weighted average share	$3.18	$3.12	$3.20

Reconciliation of weighted average shares:
Weighted average common shares — all basic calculations	91,185	89,313	86,986
Dilutive shares for long term compensation plans	618	1,179	1,390

Diluted shares for net income calculations	91,803	90,492	88,376
Weighted average common units	4,190	3,895	3,555

Diluted shares for Funds from operations calculations	95,993	94,387	91,931

Inflation
Inflation has remained relatively low during the last three years, and as a result, it has not had a significant impact on the Company during this period. The $600 million Credit Facility bears interest at variable rates; therefore, the amount of interest payable under the $600 million Credit Facility is influenced by changes in short-term interest rates, which tend to be sensitive to inflation. To the extent an increase in inflation would result in increased operating costs, such as in insurance, real estate taxes and utilities, substantially all of the tenants’ leases require the tenants to absorb these costs as part of their rental obligations. In addition, inflation also may have the effect of increasing market rental rates.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The following discussion about the Company’s risk management includes forward-looking statements that involve risks and uncertainties. Actual results could differ materially from the results discussed in the forward-looking statements.
The carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued interest, dividends and distributions payable and other liabilities are reasonable estimates of fair value because of the short-term nature of these instruments. The fair value of the Company’s long-term debt, which is based on estimates by management and on rates quoted on December 31, 2007 for comparable loans, is less than the aggregate carrying value by approximately $13.3 million at December 31, 2007.
The Company’s primary market risk exposure is to changes in interest rates. The Company is exposed to market risk related to its $600 million Credit Facility and certain other indebtedness as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.” The interest on the $600 million Credit Facility and certain other indebtedness is subject to fluctuations in the market.
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
If the interest rates for variable rate debt were 100 basis points higher or lower during 2007, the Company’s interest expense would have increased or decreased by $3.5 million. If the interest rate for the fixed rate debt maturing in 2008 was 100 basis points higher or lower than its current rate of 6.8%, the Company’s interest expense would have increased or decreased by $131,000.
The sensitivity analysis above assumes no changes in the Company’s financial structure. It also does not consider future fluctuations in interest rates or the specific actions that might be taken by management to mitigate the impact of such fluctuations.
The Company is also exposed to currency risk on its net investment in the United Kingdom. The Company does not believe that this currency risk exposure is material to its financial statements.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The dual presentation of financial statements for the Company is required by the SEC. The Company is comprised of two SEC registrants: Liberty Property Trust and Liberty Property Limited Partnership. Accordingly, financial statements are required for each registrant. The financial information contained within the two sets of financial statements is essentially the same.

Management’s Annual Report on Internal Control Over Financial Reporting
To the Shareholders of Liberty Property Trust:
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a — 15 (f) and 15d - 15(f). The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Trustees regarding the preparation and fair presentation of published financial statements.
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commissions (COSO) in Internal Control — Integrated Framework. Based on our assessment we believe that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.
The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal controls over financial reporting, which is included in this Annual Report on Form 10-K.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
February 26, 2008

Report of Independent Registered Public Accounting Firm
The Board of Trustees and Shareholders of Liberty Property Trust
We have audited Liberty Property Trust’s (the “Trust”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Trust’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, Liberty Property Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of Liberty Property Trust and our report dated February 26, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
February 26, 2008

Report of Independent Registered Public Accounting Firm
The Board of Trustees and Shareholders of Liberty Property Trust
We have audited the accompanying consolidated balance sheets of Liberty Property Trust (the “Trust”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Liberty Property Trust at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Liberty Property Trust’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
February 26, 2008

CONSOLIDATED BALANCE SHEETS OF LIBERTY PROPERTY TRUST
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	December 31,
	2007	2006
ASSETS
Real estate:
Land and land improvements	$796,501	$666,588
Buildings and improvements	4,434,731	3,735,583
Less accumulated depreciation	(863,609)	(786,778)

Operating real estate	4,367,623	3,615,393

Development in progress	328,138	538,521
Land held for development	247,124	195,332

Net real estate	4,942,885	4,349,246

Cash and cash equivalents	37,989	53,737
Restricted cash	34,567	55,671
Accounts receivable	18,416	20,753
Deferred rent receivable	80,087	71,894
Deferred financing and leasing costs, net	144,689	127,902
Investments in and advances to unconsolidated joint ventures	278,383	54,723
Assets held for sale	—	113,150
Prepaid expenses and other assets	101,733	63,835

Total assets	$5,638,749	$4,910,911

LIABILITIES
Mortgage loans	$243,169	$185,978
Unsecured notes	2,155,000	1,955,000
Credit facility	622,960	246,960
Accounts payable	44,666	40,633
Accrued interest	39,725	36,297
Dividends and distributions payable	59,849	58,961
Other liabilities	263,738	217,751

Total liabilities	3,429,107	2,741,580

Minority interest	372,621	297,727

SHAREHOLDERS’ EQUITY
Common shares of beneficial interest, $.001 par value, 183,987,000 shares authorized, 92,817,879 (includes 1,249,909 in treasury) and 90,972,979 (includes 59,100 in treasury) shares issued and outstanding as of December 31, 2007 and 2006, respectively	93	91
Additional paid-in capital	1,984,141	1,906,403
Accumulated other comprehensive income	21,378	20,323
Distributions in excess of net income	(116,640)	(53,886)
Common shares held in treasury, at cost, 1,249,909 and 59,100 shares as of December 31, 2007 and 2006, respectively	(51,951)	(1,327)

Total shareholders’ equity	1,837,021	1,871,604

Total liabilities and shareholders’ equity	$5,638,749	$4,910,911

See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS OF LIBERTY PROPERTY TRUST
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Year Ended December 31,
	2007	2006	2005
OPERATING REVENUE
Rental	$487,884	$433,952	$421,224
Operating expense reimbursement	210,863	184,407	166,952

Total operating revenue	698,747	618,359	588,176

OPERATING EXPENSE
Rental property	147,326	125,895	117,593
Real estate taxes	73,784	65,757	59,412
General and administrative	54,116	46,157	38,113
Depreciation and amortization	158,355	134,433	125,703

Total operating expenses	433,581	372,242	340,821

Operating income	265,166	246,117	247,355

OTHER INCOME (EXPENSE)
Interest and other income	11,748	8,714	6,961
Interest expense	(129,301)	(111,514)	(110,995)

Total other income (expense)	(117,553)	(102,800)	(104,034)

Income before property dispositions, income taxes, minority interest and equity in (loss) earnings of unconsolidated joint ventures	147,613	143,317	143,321
Gain on property dispositions	1,452	17,628	86,114
Income taxes	709	(288)	(14,827)
Minority interest	(23,693)	(19,894)	(21,519)
Equity in (loss) earnings of unconsolidated joint ventures	(226)	1,432	2,540

Income from continuing operations	125,855	142,195	195,629

Discontinued operations, net of minority interest (including net gain on property dispositions of $33,622, $112,620, and $36,096 for the years ended December 31, 2007, 2006 and 2005, respectively)	38,976	124,379	53,722

Net income	$164,831	$266,574	$249,351

Earnings per share
Basic:
Income from continuing operations	$1.38	$1.59	$2.25
Income from discontinued operations	0.43	1.39	0.62

Income per common share — basic	$1.81	$2.98	$2.87

Diluted:
Income from continuing operations	$1.38	$1.58	$2.21
Income from discontinued operations	0.42	1.37	0.61

Income per common share — diluted	$1.80	$2.95	$2.82

Weighted average number of common shares outstanding
Basic	91,185	89,313	86,986
Diluted	91,803	90,492	88,376
See accompanying notes.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY OF LIBERTY PROPERTY TRUST
(IN THOUSANDS)

	Common		Accumulated		Common
	Shares of	Additional	Other	Distributions	Shares	Total
	Beneficial	Paid-In	Comprehensive	in Excess of	Held	Shareholders’
	Interest	Capital	Income	Net Income	in Treasury	Equity
Balance at January 1, 2005	$86	$1,705,913	$25,105	$(133,518)	$(1,327)	$1,596,259
Net proceeds from the issuance of common shares	2	86,460	—	—	—	86,462
Net income	—	—	—	249,351	—	249,351
Distributions on common shares	—	—	—	(214,386)	—	(214,386)
Noncash compensation	—	5,032	—	—	—	5,032
Minority interest reclassification	—	1,663	—	—	—	1,663
Foreign currency translation adjustment	—	—	(15,199)	—	—	(15,199)

Balance at December 31, 2005	88	1,799,068	9,906	(98,553)	(1,327)	1,709,182
Net proceeds from the issuance of common shares	3	87,040	—	—	—	87,043
Net income	—	—	—	266,574	—	266,574
Distributions on common shares	—	—	—	(221,907)	—	(221,907)
Noncash compensation	—	6,212	—	—	—	6,212
Minority interest reclassification	—	14,083	—	—	—	14,083
Foreign currency translation adjustment	—	—	10,417	—	—	10,417

Balance at December 31, 2006	91	1,906,403	20,323	(53,886)	(1,327)	1,871,604
Net proceeds from the issuance of common shares	2	70,353	—	—	—	70,355
Net income	—	—	—	164,831	—	164,831
Distributions on common shares	—	—	—	(227,585)	—	(227,585)
Purchase of treasury shares	—	—	—	—	(50,624)	(50,624)
Noncash compensation	—	8,128	—	—	—	8,128
Minority interest reclassification	—	(743)	—	—	—	(743)
Foreign currency translation adjustment	—	—	1,055	—	—	1,055

Balance at December 31, 2007	$93	$1,984,141	$21,378	$(116,640)	$(51,951)	$1,837,021

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS OF LIBERTY PROPERTY TRUST
(IN THOUSANDS)

	Year Ended December 31,
	2007	2006	2005
OPERATING ACTIVITIES
Net income	$164,831	$266,574	$249,351
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	163,665	151,966	150,722
Amortization of deferred financing costs	4,137	4,244	4,758
Equity in loss (earnings) of unconsolidated joint ventures	226	(1,432)	(2,540)
Distributions from unconsolidated joint ventures	3,550	5,692	4,651
Minority interest in net income	25,479	25,469	22,965
Gain on property dispositions	(35,074)	(130,248)	(122,210)
Noncash compensation	8,128	6,212	5,032
Changes in operating assets and liabilities:
Restricted cash	26,211	(21,692)	3,849
Accounts receivable	4,634	(6,879)	1,804
Deferred rent receivable	(13,455)	924	(6,290)
Prepaid expenses and other assets	(14,145)	(14,394)	(12,488)
Accounts payable	3,974	7,648	8,894
Accrued interest	3,428	1,405	(102)
Other liabilities	39,070	49,412	52,353

Net cash provided by operating activities	384,659	344,901	360,749

INVESTING ACTIVITIES
Investment in properties	(307,846)	(372,610)	(324,340)
Cash paid for business, net of cash acquired	(626,007)	—	—
Investments in and advances to unconsolidated joint ventures	(227,385)	(6,239)	(13,790)
Net proceeds from disposition of properties/land	996,474	492,548	415,144
Investment in development in progress	(455,784)	(359,959)	(235,078)
Investment in land held for development	(137,051)	(79,976)	(91,436)
Increase in deferred leasing costs	(39,232)	(29,034)	(37,133)

Net cash used in investing activities	(796,831)	(355,270)	(286,633)

FINANCING ACTIVITIES
Net proceeds from issuance of common shares	70,355	87,043	86,462
Purchase of treasury shares	(50,624)	—	—
Net proceeds from issuance of preferred units	99,958	26,305	48,686
Redemption of preferred units	(23,653)	—	—
Net proceeds from issuance of notes payable	415,063	—	—
Repayments of notes payable	(415,063)	—	—
Net proceeds from issuance of unsecured notes	446,205	295,393	296,424
Repayments of unsecured notes	(250,000)	(100,000)	—
Repayments of mortgage loans	(16,365)	(56,406)	(173,926)
Proceeds from credit facility	1,363,050	725,025	784,800
Repayments on credit facility	(987,050)	(733,515)	(841,350)
Increase in deferred financing costs	(1,224)	(1,635)	(3,465)
Distributions paid on common shares	(226,718)	(219,873)	(212,305)
Distributions to minority interests	—	—	(3,937)
Distributions paid on units	(27,612)	(22,664)	(20,859)

Net cash provided by (used in) financing activities	396,322	(327)	(39,470)

(Decrease) increase in cash and cash equivalents	(15,850)	(10,696)	34,646
Increase (decrease) in cash and cash equivalents related to foreign currency translation	102	2,804	(6,684)
Cash and cash equivalents at beginning of year	53,737	61,629	33,667

Cash and cash equivalents at end of year	$37,989	$53,737	$61,629

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Write-off of fully depreciated property and deferred costs	$102,902	$87,424	$83,794
Issuance of operating partnership common units	—	30,000	—
Acquisition of properties	(73,556)	(3,066)	(51,716)
Assumption of mortgage loans	73,556	3,066	51,716
See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF LIBERTY PROPERTY TRUST
1. ORGANIZATION
Liberty Property Trust (the “Trust”) is a self-administered and self-managed Maryland real estate investment trust (a “REIT”). Substantially all of the Trust’s assets are owned directly or indirectly, and substantially all of the Trust’s operations are conducted directly or indirectly, by Liberty Property Limited Partnership (the “Operating Partnership” and, together with the Trust and their consolidated subsidiaries, the “Company”). The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 95.6% of the common equity of the Operating Partnership at December 31, 2007. The Company provides leasing, property management, development, acquisition, and other tenant-related services for a portfolio of industrial and office properties which are located principally within the Mid-Atlantic, Southeastern, Midwestern and Southwestern United States and the United Kingdom.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“US GAAP”) requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
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
Real Estate and Depreciation
The properties are recorded at cost and are depreciated using the straight line method over their estimated useful lives. The estimated useful lives are as follows:

Building and improvements	40 years (blended)
Capital improvements	15 — 20 years
Equipment	5 — 10 years
Tenant improvements	Term of the related lease
Expenditures directly related to acquisition or improvement of real estate, including interest and other costs capitalized during development, are included in net real estate and are stated at cost. The capitalized costs include pre-construction costs essential to the development of the property, development and construction costs, interest costs, real estate taxes, development-related salaries and other costs incurred during the period of development. Expenditures for maintenance and repairs are charged to operations as incurred.
In accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Standards (“SFAS”) No. 141, “Business Combinations,” the Company allocates the purchase price of real estate to land, building and improvements and intangibles based on the relative fair value of each component. The value ascribed to in-place leases is based on the rental rates for the existing leases compared to market rent for leases of similar terms and present valuing the difference based on market interest rates. Origination values are also assigned to in-place leases, and, where appropriate, value is assigned to customer relationships. The Company depreciates the amounts allocated to building and improvements over 40 years and the amounts allocated to intangible assets relating to in-place leases, which are included in deferred financing and leasing costs and other liabilities in the accompanying consolidated balance sheets, over the remaining term of the related leases.
Once a property is designated as held for sale, no further depreciation expense is recorded. Operations for properties identified as held for sale and/or sold where no continuing involvement exists are presented in discontinued operations for all periods presented.

The Company evaluates its real estate investments, its investments in unconsolidated joint ventures and its goodwill upon occurrence of a significant adverse change in its operations to assess whether any impairment indicators are present that affect the recovery of the recorded value. If any real estate investment or investment in unconsolidated joint ventures is considered impaired, a loss is recognized to reduce the carrying value of the property to its estimated fair value.
Investments in Unconsolidated Joint Ventures
The Company accounts for its investments in unconsolidated joint ventures using the equity method of accounting as the Company exercises significant influence, but does not control these entities. Under the equity method of accounting, the net equity investment of the Company is reflected in the accompanying consolidated balance sheets and the Company’s share of net income from the joint ventures is included in the accompanying consolidated statements of operations.
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
Accounts Receivable
The Company’s accounts receivable are comprised of rents and charges for property operating costs due from tenants. The Company periodically performs a detailed review of amounts due from tenants to determine if accounts receivable balances are collectible. Based on this review, accounts receivable are reduced by an allowance for doubtful accounts. The Company considers tenant credit quality and payment history and general economic conditions in determining the allowance for doubtful accounts. If the accounts receivable balance is subsequently deemed uncollectible, the receivable and allowance for doubtful account balance is written off.
The allowance for doubtful accounts at December 31, 2007 and 2006 was $6.0 million and $5.1 million, respectively.
Deferred Rent Receivable
The Company’s deferred rent receivable represents the cumulative difference between rent revenue recognized on a straight line basis and contractual payments due under the terms of tenant leases.
Goodwill
Goodwill on the Company’s consolidated balance sheet represents the amounts paid in excess of the fair value of the net assets acquired from business acquisitions accounted for under SFAS No. 141, “Business Combinations”. Pursuant to SFAS No. 142, “Accounting for Goodwill and Intangible Assets,” goodwill is not amortized to expense but rather is analyzed for impairment. In conjunction with the purchase of Republic, goodwill and other intangibles of $13 million were recorded. The goodwill is assigned to the Northern Virginia/Washington, D.C. operation which is part of the Philadelphia reportable segment and is included in prepaid expenses and other assets on the Company’s consolidated balance sheet.
Revenues
The Company earns rental income under operating leases with tenants. Rental income is recognized on a straight line basis over the applicable lease term. Operating expense reimbursements consisting of amounts due from tenants for real estate taxes, utilities and other recoverable costs are recognized as revenue in the period in which the corresponding expenses are incurred.
Termination fees (included in rental revenue) are fees that the Company has agreed to accept in consideration for permitting certain tenants to terminate their lease prior to the contractual expiration date. The Company recognizes termination fees in accordance with Staff Accounting Bulletin 104 when the following conditions are met:
a)	the termination agreement is executed,

b)	the termination fee is determinable,

c)	all landlord services, pursuant to the terminated lease, have been rendered, and

d)	collectibility of the termination fee is assured.

Deferred Financing and Leasing Costs
Costs incurred in connection with financing or leasing are capitalized and amortized over the term of the related loan or lease. Deferred financing cost amortization is reported as interest expense. Intangible assets related to acquired in-place leases are amortized over the terms of the related leases.
Costs Incurred for Preferred Unit Issuance
Costs incurred in connection with the Company’s preferred unit issuances are reflected as a reduction of minority interest.
Income per Common Share
The following table sets forth the computation of basic and diluted income per common share (in thousands, except per share amounts):

	2007			2006
		Weighted			Weighted
		Average			Average
	Income	Shares	Per	Income	Shares	Per
	(Numerator)	(Denominator)	Share	(Numerator)	(Denominator)	Share
Basic income from continuing operations
Income from continuing operations	$125,855	91,185	$1.38	$142,195	89,313	$1.59

Dilutive shares for long-term compensation plans	—	618		—	1,179

Diluted income from continuing operations
Income from continuing operations and assumed conversions	125,855	91,803	$1.38	142,195	90,492	$1.58

Basic income from discontinued operations
Discontinued operations net of minority interest	38,976	91,185	$0.43	124,379	89,313	$1.39

Dilutive shares for long-term compensation plans	—	618		—	1,179

Diluted income from discontinued operations
Discontinued operations net of minority interest	38,976	91,803	$0.42	124,379	90,492	$1.37

Basic income per common share
Net income	164,831	91,185	$1.81	266,574	89,313	$2.98

Dilutive shares for long-term compensation plans	—	618		—	1,179

Diluted income per common share
Net income and assumed conversions	$164,831	91,803	$1.80	$266,574	90,492	$2.95

	2005
		Weighted
		Average
	Income	Shares	Per
	(Numerator)	(Denominator)	Share
Basic income from continuing operations
Income from continuing operations	$195,629	86,986	$2.25

Dilutive shares for long-term compensation plans	—	1,390

Diluted income from continuing operations
Income from continuing operations and assumed conversions	195,629	88,376	$2.21

Basic income from discontinued operations
Discontinued operations net of minority interest	53,722	86,986	$0.62

Dilutive shares for long-term compensation plans	—	1,390

Diluted income from discontinued operations
Discontinued operations net of minority interest	53,722	88,376	$0.61

Basic income per common share
Net income	249,351	86,986	$2.87

Dilutive shares for long-term compensation plans	—	1,390

Diluted income per common share
Net income and assumed conversions	$249,351	88,376	$2.82

Dilutive shares for long-term compensation plans represent the vested and unvested Common Shares outstanding during the year as well as the dilutive effect of outstanding options. The anti-dilutive options that were excluded from the computation of diluted income per common share in 2007, 2006 and 2005 were 629,000, 103,000, and 290,000, respectively.
Fair Value of Financial Instruments
The carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued interest, dividends and distributions payable and other liabilities are reasonable estimates of fair values because of the short-term nature of these instruments. The fair value of the Company’s long-term debt, which is based on estimates by management and on rates quoted on December 31, 2007 for comparable loans, is less than the aggregate carrying value by approximately $13.3 million at December 31, 2007.
Income Taxes
The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). As a result, the Company generally is not subject to federal income taxation at the corporate level to the extent it distributes annually at least 100% of its REIT taxable income, as defined in the Code, to its shareholders and satisfies certain other organizational and operational requirements. The Company has met these requirements and, accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate rates (including any alternative minimum tax) and may not be able to qualify as a REIT for the four subsequent taxable years. Even as a REIT, the Company may be subject to certain state and local income and property taxes, and to federal income and excise taxes on undistributed taxable income.
Several of the Company’s subsidiaries are taxable REIT subsidiaries (each a “TRS”) and are subject to federal income taxes. In general, a TRS may perform additional services for tenants and generally may engage in real estate or non-real estate business that are not permitted REIT activities. The Company is also taxed in certain states, the United Kingdom, and Luxembourg. Accordingly, the Company has recognized federal, state and foreign income taxes in accordance with US GAAP, as applicable.
Certain of the Company’s taxable REIT subsidiaries have net operating loss carryforwards available of approximately $7.1 million. These carryforwards begin to expire in 2018. The Company has considered estimated future taxable income and have determined that a valuation allowance for the full carrying value of net operating loss carryforwards is appropriate.
The Federal tax cost basis of the real estate at December 31, 2007 was $5.7 billion and at December 31, 2006 was $5.0 billion.
Share Based Compensation
At December 31, 2007, the Company had a share-based employee compensation plan as fully described in Note 10. Effective January 1, 2006 the Company adopted for its share-based employee compensation plan (the “Plan”) the provisions of SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), using the modified prospective application method. In accordance with SFAS No. 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employees’ requisite service period. In January 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, prospectively for all employee option awards granted, modified, or settled after January 1, 2003. Prior to 2003, the Company accounted for the Plan under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations.
Under the modified prospective application method, results for prior periods have not been restated to reflect the effects of implementing SFAS No. 123(R).
Certain restricted share awards and option awards are subject to accelerated vesting upon retirement. The Company historically accounted for these awards over the explicit service period. Upon adoption of SFAS No. 123(R), the Company began expensing new awards to individuals qualifying for share acceleration over the substantive service period. Compensation costs relating to awards granted prior to the adoption of SFAS No. 123(R) continue to be expensed over the explicit service period. Had the Company accounted for those awards over the substantive service period, compensation costs for the year ended December 31, 2005 would have increased by $0.2 million.
Included in compensation costs for the years ended December 31, 2007 and 2006 were charges of $0.6 million and $0.2 million, respectively, which resulted from the accelerated vesting of unvested options and shares during the respective years.
Foreign Currency Translation
The functional currency of the Company’s United Kingdom operations is pounds sterling. The Company translates the financial statements for the United Kingdom operations into US dollars. Gains and losses resulting from this translation do not impact the results of operations and are included in accumulated other comprehensive income as a separate component of shareholders’ equity. Accumulated other comprehensive income consists solely of foreign currency translation adjustments as described. Other comprehensive income (loss) was $1.1 million, $10.4 million and ($15.2 million) for the years ended December 31, 2007, 2006 and 2005, respectively. Upon sale or upon complete or substantially complete liquidation of a foreign investment, the gain or loss on the sale will include the cumulative translation adjustments that have been previously recorded in other comprehensive income.
Recently Issued Accounting Standards
FIN 48
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of SFAS No. 109, “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, and accounting in interim periods and requires expanded disclosure with respect to the uncertainty in income taxes.
The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, no uncertain tax positions were identified which would result in the recording of a liability for unrecognized tax benefits, and correspondingly no benefit recognition was identified that would affect the effective tax rate. Additionally, there are no possibly significant unrecognized tax benefits which are reasonably expected to occur within the next 12 months. The Company’s policy is to recognize interest accrued related to unrecognized benefits in interest expense and penalties in other expense. There are no interest and penalties deducted in the current period and no interest and penalties accrued at December 31, 2007 and December 31, 2006, respectively.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, certain state and local jurisdictions, the United Kingdom and Luxembourg. With few exceptions, the Company is no longer subject to U.S. federal, state, and local, or United Kingdom and Luxembourg examinations by tax authorities for years before 2002.
SFAS No. 157
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for consistently measuring fair value under US GAAP and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company beginning January 1, 2008, and the provisions of SFAS No. 157 will be applied prospectively as of that date. The Company does not anticipate that the adoption of this statement will have a material effect on its financial position or results of operations.
SFAS No. 159
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for the Company beginning January 1, 2008. The Company does not anticipate that the adoption of this statement will have a material effect on its financial position or results of operations.
SFAS No. 141(R)
In December 2007, the FASB issued SFAS No. 141(R), “Applying the Acquisition Method” (“SFAS No. 141(R)”). This statement changes the accounting for acquisitions specifically eliminating the step acquisition model, changing the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, disallowing the capitalization of transaction costs and delays when restructurings related to acquisitions can be recognized. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008 and will impact the accounting for acquisitions made beginning January 1, 2009. The Company does not anticipate that the adoption of SFAS No. 141(R) will have a material effect on the Company’s financial position or results of operations.
SFAS No. 160
In December 2007, the FASB issued SFAS No. 160, “Accounting for Noncontrolling Interests” (“SFAS No. 160”). Under this statement, noncontrolling interests are considered equity and thus the Company’s practice of reporting minority interests in the mezzanine section of the balance sheet will be eliminated. Also, under SFAS No. 160, net income will encompass the total income of all consolidated subsidiaries and there will be separate disclosure on the face of the income statement of the attribution of that income between controlling and noncontrolling interests. Last, increases and decreases in noncontrolling interests will be treated as equity transactions. The standard is effective for the year ending December 31, 2009. The Company does not anticipate that the adoption of this statement will have a material effect on its financial position or results of operations.

3. REAL ESTATE
The Company owns and operates industrial and office properties located principally in suburban mixed-use developments or business parks. The carrying value of these properties by type as of December 31, 2007 and 2006 is as follows (in thousands):

	Land	Buildings
	And Land	And		Accumulated
	Improvements	Improvements	Total	Depreciation
2007
Industrial properties	$338,237	$1,719,541	$2,057,778	$382,657
Office properties	458,264	2,715,190	3,173,454	480,952

2007 Total	$796,501	$4,434,731	$5,231,232	$863,609

2006
Industrial properties	$300,716	$1,606,151	$1,906,867	$360,903
Office properties	365,872	2,129,432	2,495,304	425,875

2006 Total	$666,588	$3,735,583	$4,402,171	$786,778

Depreciation expense was $135.4 million in 2007, $124.9 million in 2006 and $123.3 million in 2005.
As of December 31, 2007, the Company had commenced development on 28 properties, which upon completion are expected to comprise 4.8 million square feet of leaseable space. As of December 31, 2007, $328.1 million had been expended for the development of these projects and an additional $179.0 million is estimated to be required for completion.
Additionally, unconsolidated joint ventures in which the Company had an interest had commenced development on four properties, which upon completion are expected to comprise 527,000 square feet of leaseable space. As of December 31, 2007, $116.8 million had been expended for the development of these projects and an additional $53.5 million is estimated to be required for completion.
Information on the operating properties the Company sold during the years ended December 31, 2007 and 2006 is as follows:

2007 Sales
	Number of	Leaseable
Segment	Buildings	Square Feet	Proceeds
			(in thousands)
Delaware Valley Southeastern Pennsylvania	1	141,714	$8,650
Midwest Lehigh Valley	1	289,800	13,775
Other	60	4,257,477	317,600
Mid-Atlantic	6	399,258	21,363
Florida	2	152,219	8,152

Total	70	5,240,468	$369,540

2006 Sales
	Number of	Leaseable
Segment	Buildings	Square Feet	Proceeds
			(in thousands)
Delaware Valley
Southeastern Pennsylvania	3	1,146,940	$101,700
Other	3	155,056	10,760
Midwest
Lehigh Valley	5	716,758	109,255
Other	16	2,519,409	134,375
Mid-Atlantic	16	1,449,464	139,300
Florida	3	147,262	7,474

Total	46	6,134,889	$502,864

4. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES
Listed below are the unconsolidated joint ventures in which the Company has a noncontrolling interest. The Company receives fees from these joint ventures for services it provides. These services include property management, leasing, development and administration. The Company may also receive a promoted interest if certain return thresholds are met. These fees are included in interest and other income in the accompanying consolidated statements of operations.
Liberty Venture I, LP
The Company has a 25% interest in Liberty Venture I, LP, an entity engaged in ownership of industrial properties in New Jersey.
As of December 31, 2007, the joint venture owned 24 industrial properties totaling 3.1 million square feet and 43 acres of developable land.
The Company recognized $802,000, $634,000, and $934,000 in fees for services during the years ended December 31, 2007, 2006 and 2005, respectively.
Kings Hill Unit Trust
On December 14, 2005, the Company entered into a joint venture agreement (“Kings Hill Unit Trust”) with Doughty Hanson & Co. Real Estate. The Company sold 15 properties with a net book value of $125.8 million to the joint venture for proceeds of $219.9 million. In addition, the Company holds a $6.0 million note receivable from the Kings Hill Unit Trust and retained a 20% ownership interest in the joint venture. The note receivable bears interest at a 9% rate. The Company recognized a $75.1 million gain net of $14.5 million of tax on the sale of the properties to the Kings Hill Unit Trust. Due to the Company’s continuing involvement in this joint venture, the operations to the date of sale, as well as the gain on sale and related taxes are included in income from continuing operations in the accompanying consolidated statements of operations. The properties which were sold are industrial and office properties and were included in the Company’s United Kingdom segment.
As of December 31, 2007, the joint venture owned 10 office properties and five industrial properties totaling 535,000 square feet.
Income from fees and interest was $1.6 million and $1.3 million during the years ended December 31, 2007 and 2006, respectively.
Liberty/Commerz 1701 JFK Boulevard, LP
On April 13, 2006, the Company entered into a joint venture (“Liberty/Commerz 1701 JFK Boulevard, LP”) with an affiliate of Commerzleasing und Immobilien AG, a wholly owned subsidiary of Commerzbank AG, pursuant to which it sold an 80% interest in the equity of Comcast Center, a 1.25 million square foot office tower the Company is developing in Philadelphia, Pennsylvania. The transaction valued the property at $512 million. In connection with the transaction, the joint venture obtained a $324 million forward loan commitment at a rate of 6.15% assuming the loan closes in March 2008.
Under the terms of the joint venture arrangement, the Company is obligated to complete development of the building, the estimated cost of which is approximately $495 million, and is also obligated to complete the initial lease up of the property. Based on the updated leasing schedule the Company may have to fund $5.2 million in rent support. Payments under the rent support agreement will be reduced by interest due the Company until the $324 million loan is funded. The criteria for sale recognition in accordance with SFAS No. 66, “Accounting for the Sale of Real Estate,” have not been met and this transaction is accounted for as a financing arrangement.
Liberty Illinois, LP
On April 25, 2006, the Company entered into a joint venture (“Liberty Illinois, LP”) with the New York State Common Retirement Fund, selling a 75% equity interest in six industrial properties totaling 2.1 million square feet and 104 acres of developable land. The joint venture valued the buildings and land at $125.0 million.
As of December 31, 2007, the joint venture owned 14 industrial properties totaling 4.6 million square feet and 393 acres of developable land.
The Company recognized $791,000 and $777,000 in fees for services during the years ended December 31, 2007 and 2006, respectively.

Blythe Valley JV Sarl
On September 10, 2007, the Company entered into a joint venture to acquire Blythe Valley Park, West Midlands, UK for $325 million. The park consists of 491,000 square feet of office properties and 98 acres of developable land. The Company holds a $3.9 million note receivable from Blythe Valley JV Sarl and has a 20% interest in the joint venture.
The Company recognized $446,000 in fees for services during the year ended December 31, 2007.
Liberty Washington, LP
On October 4, 2007, the Company acquired Republic Property Trust (“Republic Acquisition”), a Maryland real estate investment trust and Republic Property Limited Partnership, a Delaware limited partnership and Republic’s operating partnership (together, “Republic”) for $913 million. The acquisition of Republic was completed through the merger of Republic with a wholly owned subsidiary of the Company and the merger of Republic’s operating partnership with the Company’s Operating Partnership. Republic operated a portfolio consisting of 2.4 million square feet of office space, six acres of developable land, and a redevelopment property that, when completed, is expected to contain an additional 176,000 square feet of office space in the Northern Virginia and Washington, D.C. markets.
Concurrently, the Company formed a joint venture with New York State Common Retirement Fund to own and manage the Republic portfolio (“Republic Disposition”). The joint venture, in which the Company holds a 25% interest, purchased the Republic real estate assets for $900 million. The acquisition of Republic resulted in the Company recording $13 million in goodwill and other intangibles. In addition, the Company holds a $59.5 million note receivable from Liberty Washington, LP. The note bears interest at 5.25% and is due in September, 2008.
The Company recognized $1.3 million in fees for services during the year ended December 31, 2007.
Other Joint Ventures
As of December 31, 2007, the Company had a 50% ownership interest in three additional unconsolidated joint ventures. One of these joint ventures has one operating property and investments in properties under development and land. The other two joint ventures have investments in properties under development, land or in leaseholds and do not operate or own operating properties.
The Company’s share of each of the joint venture’s earnings is included in equity in (loss) earnings of unconsolidated joint ventures in the accompanying consolidated statements of operations.
The condensed balance sheets as of December 31, 2007 and 2006 and statements of operations for Liberty Venture I, LP, Liberty Illinois, LP, Kings Hill Unit Trust, Blythe Valley JV Sarl, Liberty Washington, LP and other unconsolidated joint ventures for the years ended December 31, 2007, 2006 and 2005 are as follows (in thousands):

Balance Sheets:

	December 31, 2007
	Liberty			Blythe
	Venture I,	Kings Hill	Liberty	Valley JV	Liberty
	LP	Unit Trust	Illinois, LP	Sarl	Washington, LP	Other	Total
Real estate assets	$118,030	$231,399	$225,405	$267,488	$802,146	$14,586	$1,659,054
Accumulated depreciation	(13,115)	(8,385)	(6,533)	(2,004)	(5,746)	(60)	(35,843)

Real estate assets, net	104,915	223,014	218,872	265,484	796,400	14,526	1,623,211

Development in progress	—	—	—	—	76,483	40,694	117,177
Land held for development	2,733	—	41,008	48,712	7,859	28,201	128,513
Other assets	24,185	17,551	11,871	18,716	19,630	15,513	107,466

Total assets	$131,833	$240,565	$271,751	$332,912	$900,372	$98,934	$1,976,367

Debt	$81,216	$188,765	$145,400	$251,654	$339,120	$43,249	$1,049,404
Other liabilities	2,830	50,656	3,677	40,399	8,508	3,834	109,904
Equity	47,787	1,144	122,674	40,859	552,744	51,851	817,059

Total liabilities and equity	$131,833	$240,565	$271,751	$332,912	$900,372	$98,934	$1,976,367

Company’s net investment in unconsolidated joint ventures (1)	$11,352	$6,002	$24,729	$11,773	$197,622	$26,905	$278,383

	December 31, 2006
	Liberty			Blythe
	Venture I,	Kings Hill	Liberty	Valley JV	Liberty
	LP	Unit Trust	Illinois, LP	Sarl	Washington, LP	Other	Total
Real estate assets	$116,324	$228,120	$119,787	$—	$—	$—	$464,231
Accumulated depreciation	(10,183)	(4,213)	(1,842)	—	—	—	(16,238)

Real estate assets, net	106,141	223,907	117,945	—	—	—	447,993

Development in progress	—	—	28,420	—	—	24,088	52,508
Land held for development	2,733	—	8,246	—	—	31,078	42,057
Other assets	13,723	20,838	6,214	—	—	13,024	53,799

Total assets	$122,597	$244,745	$160,825	$—	$—	$68,190	$596,357

Debt	$74,063	$186,010	$86,681	$—	$—	$10,600	$357,354
Other liabilities	1,182	49,584	5,005	—	—	4,420	60,191
Equity	47,352	9,151	69,139	—	—	53,170	178,812

Total liabilities and equity	$122,597	$244,745	$160,825	$—	$—	$68,190	$596,357

Company’s net investment in unconsolidated joint ventures (1)	$11,293	$7,527	$11,259	$—	$—	$24,644	$54,723

(1)	Differences between the Company’s net investment in unconsolidated joint ventures and its underlying equity in the net assets of the venture is primarily a result of the deferral of gains associated with the sales of properties to joint ventures in which the Company retains an ownership interest and loans made to the joint ventures by the Company. Deferred gains are amortized to equity in (loss) earnings of joint ventures over the average estimated useful lives of the assets sold.

Statements of Operations:

	Year Ended December 31, 2007
	Liberty			Blythe
	Venture I,	Kings Hill	Liberty	Valley JV	Liberty
	LP	Unit Trust	Illinois, LP	Sarl	Washington, LP	Other	Total
Total revenue	$18,457	$19,696	$17,360	$5,920	$18,203	$397	$80,033
Operating expense	5,807	2,374	4,433	5,265	4,273	131	22,283

	12,650	17,322	12,927	655	13,930	266	57,750

Interest	(4,240)	(14,583)	(6,297)	(6,009)	(4,299)	(253)	(35,681)
Depreciation and amortization	(4,228)	(7,058)	(6,316)	(2,201)	(8,969)	(70)	(28,842)
Other income/(expense)	(76)	(645)	(266)	(220)	(1,337)	359	(2,185)
Gain on sale	524	—	—	—	—	867	1,391

Net income (loss)	$4,630	$(4,964)	$48	$(7,775)	$(675)	$1,169	$(7,567)

Company’s equity in earnings (loss) of unconsolidated joint ventures	$1,320	$(732)	$399	$(1,514)	$(232)	$533	$(226)

	Year Ended December 31, 2006
	Liberty			Blythe
	Venture I,	Kings Hill	Liberty	Valley JV	Liberty
	LP	Unit Trust	Illinois, LP	Sarl	Washington, LP	Other	Total
Total revenue	$18,395	$18,183	$7,471	$—	$—	$—	$44,049
Operating expense	5,364	2,181	1,833	—	—	171	9,549

	13,031	16,002	5,638	—	—	(171)	34,500

Interest	(4,501)	(13,455)	(2,527)	—	—	—	(20,483)
Depreciation and amortization	(4,544)	(6,267)	(2,502)	—	—	—	(13,313)
Other income/(expense)	(127)	(604)	5	—	—	392	(334)
Gain on sale	2,644	—	—	—	—	138	2,782

Net income (loss)	$6,503	$(4,324)	$614	$—	$—	$359	$3,152

Company’s equity in earnings (loss) of unconsolidated joint ventures	$1,651	$(657)	$259	$—	$—	$179	$1,432

	Year Ended December 31, 2005
	Liberty			Blythe
	Venture I,	Kings Hill	Liberty	Valley JV	Liberty
	LP	Unit Trust	Illinois, LP	Sarl	Washington, LP	Other	Total
Total revenue	$18,592	$745	$—	$—	$—	$—	$19,337
Operating expense	5,859	201	—	—	—	32	6,092

	12,733	544	—	—	—	(32)	13,245

Interest	(4,569)	(634)	—	—	—	—	(5,203)
Depreciation and amortization	(4,933)	(386)	—	—	—	—	(5,319)
Other income/(expense)	(184)	(33)	—	—	—	3,066	2,849
Gain on sale	7,555	—	—	—	—	—	7,555

Net income (loss)	$10,602	$(509)	$—	$—	$—	$3,034	$13,127

Company’s equity in earnings (loss) of unconsolidated joint ventures	$2,650	$(110)	$—	$—	$—	$—	$2,540

5. DEFERRED FINANCING AND LEASING COSTS
Deferred financing and leasing costs at December 31, 2007 and 2006 are as follows (in thousands):

	December 31,
	2007	2006
Deferred leasing costs	$174,573	$145,292
Deferred financing costs	12,077	8,476
In-place lease value and related intangible asset	77,760	71,496

	264,410	225,264
Accumulated amortization	(119,721)	(97,362)

Total	$144,689	$127,902

6. INDEBTEDNESS
Indebtedness consists of mortgage loans, unsecured notes, borrowings under the credit facility and the Liberty/Commerz 1701 JFK Boulevard, LP, financing arrangement. The weighted average interest rates for the years ended December 31, 2007, 2006 and 2005, were 6.4%, 6.6% and 6.6%, respectively. Interest costs during the years ended December 31, 2007, 2006 and 2005 in the amount of $45.7 million, $30.8 million and $17.7 million, respectively, were capitalized. Cash paid for interest for the years ended December 31, 2007, 2006 and 2005, was $172.9 million, $150.2 million and $148.8 million, respectively.
During the year ended December 31, 2007, the Company satisfied a $100 million 7.25% senior unsecured note and issued a $300 million 6.625% senior unsecured note due October 1, 2017. The Company used the net proceeds to pay down outstanding borrowings under the Company’s unsecured credit facility and for general corporate purposes. Amounts repaid under the credit facility were subsequently drawn to pay a portion of the cash merger consideration for the purchase of Republic Property Trust.
During the year ended December 31, 2006, the Company satisfied a $100 million 6.95% medium term note and issued a $300 million 5.50% senior unsecured note due December 15, 2016. The Company used the net proceeds to pay down outstanding borrowings under the Company’s unsecured credit facility and for general corporate purposes.
The Company is subject to financial covenants contained in some of the debt agreements, the most restrictive of which are detailed below under the heading “Credit Facility.” As of December 31, 2007 the Company was in compliance with all financial covenants.
Mortgage Loans, Unsecured Notes
Mortgage loans with maturities ranging from 2008 to 2028 are collateralized by and in some instances cross-collateralized by properties with a net book value of $358.2 million.
The interest rates on $2,398.2 million of mortgage loans and unsecured notes are fixed and range from 4.6% to 8.8%. The weighted average remaining term for the mortgage loans and unsecured notes is 5.8 years.
Credit Facility
$600 Million Unsecured Revolving Credit Facility
During the fourth quarter of 2005, the Company obtained a four-year, $600 million unsecured revolving credit facility (the “$600 million Credit Facility”) replacing a $450 million unsecured revolving credit facility due January 16, 2006. Based on the Company’s present ratings, borrowings under the $600 million Credit Facility are priced at LIBOR plus 65 basis points. The $600 million Credit Facility contains a competitive bid option, whereby participating lenders bid on the interest rate to be charged. This feature is available for up to 50% of the amount of the facility. The interest rate on the $470.0 million of borrowings outstanding as of December 31, 2007 was 5.66%. The current ratings for the Company’s senior unsecured debt are Baa2, BBB, and BBB+ from Moody’s, S&P and Fitch, respectively. The $600 million Credit Facility has an accordion feature for an additional $200 million. There is also a 15 basis point annual facility fee on the current borrowing capacity. The $600 million Credit Facility expires on January 16, 2010 and may be extended for a one-year period. The $600 million Credit Facility contains financial covenants, certain of which are set forth below:
•	total debt to total assets may not exceed 0.60:1;

•	earnings before interest, taxes, depreciation and amortization to fixed charges may not be less than 1.50:1;

•	unsecured debt to unencumbered asset value must equal or be less than 60%; and

•	unencumbered net operating income to unsecured interest expense must equal or exceed 200%.
Liberty/Commerz 1701 JFK Boulevard, LP Financing Arrangement
The equity contribution from the Company’s joint venture partner in Liberty/Commerz 1701 JFK Boulevard, LP is treated as a financing arrangement- see Note 4. This equity contribution is entitled to a return equal to the greater of 5% or the current rate on the $600 million Credit Facility.
The scheduled principal amortization and maturities of the Company’s mortgage loans, unsecured notes outstanding, the $600 million Credit Facility and the Liberty/Commerz 1701 JFK Boulevard, LP financing arrangement and the related weighted average interest rates are as follows (in thousands, except percentages):

							Weighted
	Mortgages						Average
	Principal	Principal	Unsecured	Credit			Interest
	Amortization	Maturities	Notes	Facility		Total	Rate
2008	$8,693	$34,099	$—	$152,960	(1)	$195,752	5.93%
2009	6,589	46,313	270,000	—		322,902	7.76%
2010	5,823	4,736	200,000	470,000		680,559	6.50%
2011	5,160	10,741	250,000	—		265,901	7.25%
2012	4,336	32,875	235,000	—		272,211	6.47%
2013	3,858	4,510	—	—		8,368	5.79%
2014	3,889	2,684	200,000	—		206,573	5.66%
2015	3,336	44,469	300,000	—		347,805	5.25%
2016	2,409	16,880	300,000	—		319,289	5.55%
2017	1,769	—	300,000	—		301,769	6.62%
2018 & thereafter	—	—	100,000	—		100,000	7.50%

	$45,862	$197,307	$2,155,000	$622,960		$3,021,129	6.40%

(1)	Liberty/Commerz 1701 JFK Boulevard, LP financing arrangement — see above.
7. LEASING ACTIVITY
Future minimum rental payments due from tenants under noncancelable operating leases as of December 31, 2007 are as follows (in thousands):

2008	$496,928
2009	452,480
2010	392,691
2011	327,557
2012	265,737
Thereafter	960,489

TOTAL	$2,895,882

In addition to minimum rental payments, most leases require the tenants to pay for their pro rata share of specified operating expenses. These payments are included as operating expense reimbursement in the accompanying consolidated statements of operations.

8. SHAREHOLDERS’ EQUITY
Common Shares
The Company paid to holders of its common shares and holders of its common units distributions of $237.1 million, $229.0 million and $221.0 million during the years ended December 31, 2007, 2006, and 2005, respectively. On a per share basis, the Company paid Common Share and Unit distributions of $2.485, $2.465 and $2.445 during the years ended December 31, 2007, 2006, and 2005, respectively.
The following table summarizes the taxability of common share distributions (taxability for 2007 is estimated):

	2007	2006	2005
Ordinary dividend	$1.6771	$1.6421	$1.5352
Qualified dividend	0.0904	—	—
Capital Gain	0.7175	0.8229	0.9098
Return of Capital	—	—	—

Total	$2.4850	$2.4650	$2.4450

The Company’s tax return for the year ended December 31, 2007 has not been filed. The taxability information presented for the 2007 distributions is based upon the best available data. The Company’s prior federal income tax returns are subject to examination by taxing authorities. Because the application of tax laws and regulations is susceptible to varying interpretations, the taxability of distributions could be changed at a later date upon final determination by taxing authorities.
Treasury Shares
The Company’s Board of Trustees authorized a share repurchase plan under which the Company may purchase up to $100 million of the Company’s Common Shares and preferred shares (as defined below).
During the year ended December 31, 2007, the Company purchased 1,190,809 Common Shares for $50.6 million as part of the share repurchase plan.
Minority Interest
Minority interest in the accompanying consolidated financial statements represents the interests of the common and preferred units in Liberty Property Limited Partnership not held by the Trust. Minority interest is adjusted at each period end to reflect the ownership percentage of the common and preferred unitholders at that time. A minority interest reclassification occurs between minority interest and shareholders’ equity each period there is a transaction involving ownership interests in Liberty Property Limited Partnership. In addition, minority interest includes third-party ownership interests in consolidated joint venture investments. During 2006, 684,432 common units were issued in connection with an acquisition. No common units were issued in connection with acquisitions during 2007 or 2005. The common units outstanding as of December 31, 2007 have the same economic characteristics as common shares of the Trust. The 4,189,967 common units share proportionately in the net income or loss and in any distributions of the Operating Partnership and are exchangeable into the same number of common shares of the Trust. The market value of the 4,189,967 common units based on the closing price of the shares of the Company at December 31, 2007 was $120.7 million.
As of December 31, 2007, the Company has 6,273,000 authorized but unissued preferred shares.

The Company has outstanding the following Cumulative Redeemable Preferred Units of the Operating Partnership, (the “Preferred Units”):

Date of				Liquidation	Dividend	Redeemable
Issue	Issue	Amount	Units	Preference	Rate	As of	Exchangeable after
		(in 000’s)
7/28/99	Series B	$95,000	3,800	$25	7.45%	8/31/09	1/1/14 into Series B Cumulative Redeemable Preferred Shares of the Trust
6/16/05	Series E	$20,000	400	$50	7.00%	6/16/10	6/16/15 into Series E Cumulative Redeemable Preferred Shares of the Trust
6/30/05	Series F	$44,000	880	$50	6.65%	6/30/10	6/30/15 into Series F Cumulative Redeemable Preferred Shares of the Trust
8/23/05	Series F	$6,000	120	$50	6.65%	6/30/10	6/30/15 into Series F Cumulative Redeemable Preferred Shares of the Trust
12/15/06	Series G	$27,000	540	$50	6.70%	12/12/11	12/12/16 into Series G Cumulative Redeemable Preferred Shares of the Trust
8/21/07	Series H	$100,000	4,000	$25	7.40%	8/21/12	8/21/17 into Series H Cumulative Redeemable Preferred Shares of the Trust
During the year ended December 31, 2005, the Company redeemed for $20 million its outstanding 9.125% Series C Cumulative Redeemable Preferred Units. The redemption resulted in a $0.5 million write-off of Series C issuance costs, which was recorded in minority interest expense in the accompanying consolidated financial statements.
During the year ended December 31, 2007, the Company raised $100 million through the placement of 7.40% Series H Cumulative Redeemable Preferred Units.
During the year ended December 31, 2007, the Company redeemed for $23.7 million its outstanding 7.625% Series D Cumulative Redeemable Preferred Units. The redemption resulted in a $0.7 million write off of Series D issuance costs, which was recorded in minority interest expense in the accompanying consolidated financial statements.
The Company paid the following Preferred Unit distributions for the year ended December 31:

	2007	2006	2005
Distributions (in millions)	$17.1	$13.7	$12.1
Distribution per unit:
Series B	$1.86	$1.86	$1.86
Series C	—	—	$1.05
Series D	$1.74	$3.81	$3.81
Series E	$3.50	$3.50	$1.90
Series F	$3.33	$3.33	$1.61
Series G	$3.35	$0.16	—
Series H	$0.67	—	—
Shareholder Rights Plan
In December 1997, the Board of Trustees of the Company adopted a shareholder rights plan (the “Shareholder Rights Plan”). Under the Shareholder Rights Plan, one Right (as defined in the Shareholder Rights Plan) was attached to each outstanding common share at the close of business on December 31, 1997. In addition, a Right was attached to each share of common stock issued after that date. Each Right entitled the registered holder to purchase from the Company, under certain conditions, a unit (a “Rights Plan Unit”) consisting of one one-thousandth of a share of a Series A Junior Participating Preferred Share, $0.0001 par value, (the “Junior Preferred Stock”), of the Company, for $100 per Rights Plan Unit, subject to adjustment. The Rights became exercisable only if a person or group of affiliated or associated persons (an “Acquiring Person”) acquired, or obtained the right to acquire, beneficial ownership of common shares or other voting securities (“Voting Stock”) that had 10% or more of the voting power of the outstanding shares of Voting Stock, or if an Acquiring Person commenced to make a tender offer or exchange offer to acquire beneficial ownership of Voting Stock that had 10% or more of the voting power of the outstanding shares of Voting Stock. The Rights were redeemable by the Company at a price of $0.0001 per Right. All Rights expired on December 31, 2007.
While the Company did not extend or renew the plan, it is not prohibited from adopting, without shareholder approval, a shareholder rights plan that may discourage any potential acquirer from acquiring more than a specified percentage of our outstanding common shares since, upon this type of acquisition without approval of our board of trustees, all other common shareholders would have the right to purchase a specified amount of common shares at a substantial discount from market price.

Dividend Reinvestment and Share Purchase Plan
The Company has a Dividend Reinvestment and Share Purchase Plan under which holders of common shares may elect to automatically reinvest their distributions in additional common shares and may make optional cash payments for additional common shares. The Company may issue additional common shares or repurchase common shares in the open market for purposes of financing its obligations under the Dividend Reinvestment and Share Purchase Plan. During the years ended December 31, 2007, 2006, and 2005, 1,366,066, 1,297,867, and 1,767,187, common shares, respectively, were issued through the Dividend Reinvestment and Share Purchase Plan. The Company used the proceeds to pay down outstanding borrowings under the Company’s unsecured credit facility and for general corporate purposes.
9. EMPLOYEE BENEFIT PLANS
The Company maintains a 401(k) plan for the benefit of its full-time employees. The Company matches the employees’ contributions up to 3% of the employees’ salary and may also make annual discretionary contributions. Total 401(k) expense recognized by the Company was $912,000, $940,000 and $716,000 for the years ended 2007, 2006 and 2005, respectively.
10. SHARE BASED COMPENSATION
Options
The Company has authorized the grant of options under the Plan to executive officers, other key employees, non-employee trustees and consultants of up to 12.8 million common shares of the Company. All options granted have 10-year terms and most options vest and are expensed over a 3-year period, with options to purchase up to 20% of the shares exercisable after the first anniversary, up to 50% after the second anniversary and 100% after the third anniversary of the date of grant.
Share based compensation cost related to options for the years ended December 31, 2007, 2006 and 2005 was $904,000, $790,000 and $616,000, respectively.
Because option awards under the Plan vest over three years, the cost related to share-based employee compensation included in the determination of net income for 2005 is less than that which would have been recognized if the fair value based method had been applied to all option awards since the original effective date of SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested option awards in 2005 (in thousands, except per share amounts).

Year Ended
December 31, 2005
Net income	$249,351
Add: Share-based compensation expense included in reported net income	616
Deduct: Total share-based employee compensation expense determined under fair value based methods for all awards	(746)

Pro forma net income	$249,221

Net income per common share:
Basic — as reported	$2.87
Basic — pro forma	$2.87

Diluted — as reported	$2.82
Diluted — pro forma	$2.82
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
The fair value of share option awards is estimated on the date of the grant using the Black-Scholes option valuation model. The following weighted-average assumptions were utilized in calculating the fair value of options granted during the periods indicated:

	Year Ended December 31,
	2007	2006	2005
Risk-free interest rate	4.6%	4.8%	4.4%
Dividend yield	5.1%	5.8%	5.9%
Volatility factor	0.183	0.188	0.184
Weighted-average expected life	5 years	7 years	8 years

A summary of the Company’s share option activity, and related information for the year ended December 31, 2007 follows:

		Weighted
		Average
	Options	Exercise
	(000s)	Price
Outstanding at January 1, 2007	2,557	$31.83
Granted	207	48.20
Exercised	(319)	27.31
Forfeited	(29)	45.76

Outstanding at December 31, 2007	2,416	$33.67

Exercisable at December 31, 2007	1,984	$30.93
The weighted average fair value of options granted during the years ended December 31, 2007, 2006 and 2005 was $5.60, $5.06 and $3.86, respectively. Exercise prices for options outstanding as of December 31, 2007 ranged from $21.88 to $49.74. The weighted average remaining contractual life of the options outstanding and exercisable at December 31, 2007 was 4.9 years and 4.1 years, respectively.
During the years ended December 31, 2007, 2006 and 2005, the total intrinsic value of share options exercised (the difference between the market price at exercise and the price paid by the individual to exercise the option) was $7.7 million, $23.5 million and $9.5 million, respectively. As of December 31, 2007, the aggregate intrinsic value of options outstanding was $11.7 million and the aggregate intrinsic value of options exercisable was $4.2 million. The total cash received from the exercise of options for the years ended December 31, 2007, 2006 and 2005 was $8.7 million, $29.4 million and $15.8 million, respectively. The Company has historically issued new shares to satisfy share option exercises.
As of December 31, 2007, there was $2.2 million of unrecognized compensation costs related to nonvested options granted under the Plan. That cost is expected to be recognized over a weighted average period of 1.5 years.
Long Term Incentive Shares (“LTI”)
Restricted LTI share grants made under the Plan are valued at the grant date fair value, which is the market price of the underlying common shares, and vest ratably over a 5-year period beginning with the first anniversary of the grant.
Share-based compensation cost related to restricted LTI share grants for the years ended December 31, 2007, 2006 and 2005 were $3.8 million, $3.0 million and $2.4 million, respectively.
The following table shows a summary of the Company’s restricted LTI share activity for the year ended December 31, 2007:

		Weighted Avg
	Shares	Grant Date
	(000s)	Fair value
Nonvested at January 1, 2007	271	$42.02
Granted	86	49.53
Vested	(60)	39.36
Forfeited	(9)	45.18

Nonvested at December 31, 2007	288	$44.72

The weighted average fair value of restricted shares granted during the years ended December 31, 2007, 2006 and 2005 was $49.53 per share, $48.08 per share and $41.14 per share. As of December 31, 2007, there was $12.9 million of total unrecognized compensation cost related to nonvested shares granted under the Plan. That cost is expected to be recognized over a weighted average period of 2.0 years. The total fair value of restricted shares vested during the years ended December 31, 2007, 2006 and 2005 was $2.4 million, $1.9 million and $1.6 million, respectively.
Bonus Shares
The Plan provides that employees of the Company may elect to receive bonuses or commissions in the form of common shares in lieu of cash (“Bonus Shares”). By making such election, the employee receives shares equal to 120% of the cash value of the bonus or commission, less applicable withholding tax. Bonus Shares issued for the years ended December 31, 2007, 2006 and 2005 were 64,755, 39,207 and 51,055, respectively. Share-based compensation cost related to Bonus Shares for the years ended December 31, 2007, 2006 and 2005 was $2.9 million, $1.9 million and $2.1 million, respectively.
Profit Sharing Plan
The Plan provides that employees of the Company, below the officer level, may receive up to 5% of base pay in the form of common shares depending on Company performance. Shares issued in conjunction with the profit sharing plan for the years ended December 31, 2007, 2006 and 2005 were 3,457, 3,072 and 3,126 shares, respectively.
An additional 2,738,176, 3,063,169 and 1,935,042 common shares were reserved for issuance for future grants under the Share Incentive Plan at December 31, 2007, 2006, and 2005, respectively.
Employee Share Purchase Plan
The Company registered 750,000 common shares under the Securities Act of 1933, as amended, in connection with an employee share purchase plan (“ESPP”). The ESPP enables eligible employees to purchase shares of the Company, in amounts up to 10% of the employee’s salary, at a 15% discount to fair market value. There were 13,414, 10,491 and 8,814 shares issued, in accordance with the ESPP, during the years ended December 31, 2007, 2006 and 2005, respectively.
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
The Company is obligated to make additional capital contributions to unconsolidated joint ventures of $4.2 million.
The Company has letter of credit obligations of $2.3 million related to development requirements.
The Company maintains cash and cash equivalents at financial institutions. The combined account balances at each institution typically exceed FDIC insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company believes the risk is not significant.
Litigation
The Company has been substituted for Republic as a party to certain litigation as a result of the Company’s acquisition of Republic on October 4, 2007. The litigation is summarized below. The litigation arises out of a dispute between Republic and certain parties, two of whom were members of Republic’s Board of Trustees and “founders” of Republic. The dispute includes claims arising from the termination of a development arrangement in West Palm Beach, Florida and an attempt by Republic to acquire a certain office property from an entity controlled by the aforementioned related parties pursuant to an option agreement entered into at the time of Republic’s formation.
On November 17, 2006, Republic disclosed in a Form 8-K that Steven A. Grigg, its President and Chief Development Officer, had notified it that he was terminating his employment, purportedly for “good reason,” as such term is defined in his employment agreement, dated December 20, 2005. Mr. Grigg also asserted that, as a result of such termination, he was entitled to the severance payments provided for under the terms of the employment agreement. The cash portion of such severance payments could be valued at up to approximately $1.8 million. The Company disagrees with Mr. Grigg that there is a basis for termination by Mr. Grigg for good reason; therefore, we believe that Mr. Grigg terminated his employment without good reason as of November 13, 2006, the date of his termination letter. Accordingly, we believe that no severance payments are due and we have not remitted any such payments to Mr. Grigg under the terms of his employment agreement.
On December 22, 2006, Mr. Grigg filed a lawsuit against Republic in the Superior Court of the District of Columbia. Mr. Grigg alleges, among other things, that (i) Republic breached his employment agreement, (ii) Republic breached its duties of good faith and fair dealing and (iii) the Noncompetition Agreement dated December 20, 2005 between Mr. Grigg and Republic is unenforceable and void. Mr. Grigg seeks, among other remedies, (i) the severance payment allegedly due under the employment agreement, (ii) other damages in an amount to be finally determined at trial and (iii) the voiding of the Noncompetition Agreement. The Company believes that Mr. Grigg’s lawsuit is without merit, generally denies the allegations in the complaint and denies that Mr. Grigg is entitled to any of the relief sought in his complaint. Republic originally asserted various counterclaims against Mr. Grigg, including claims for common law fraud, state securities fraud, breach of his employment agreement, breach of fiduciary duties and unjust enrichment. Republic subsequently voluntarily dismissed without prejudice its common law fraud, state securities fraud and unjust enrichment claims in order to pursue those claims in the litigation described below pending in the United States District Court for the District of Columbia. The Company’s counterclaims against Mr. Grigg for breach of his employment agreement and breach of his fiduciary duties remain pending in the District of Columbia Superior Court litigation. On March 30, 2007, the Court denied, in its entirety, Mr. Grigg’s motion to dismiss these counterclaims. The Company seeks damages and other appropriate relief on these counterclaims.
On March 6, 2007, Mr. Richard Kramer, Republic’s former Non-executive Chairman of the Board, filed a lawsuit against Republic in the United States District Court for the District of Maryland Southern Division, in which he seeks advancement for legal fees incurred by him purportedly in connection with an independent counsel’s investigation with respect to certain matters involving Republic’s course of dealing in a West Palm Beach development project, as well as those fees incurred in filing and prosecuting this lawsuit. On May 3, 2007, Mr. Kramer voluntarily dismissed this case, and filed an almost identical lawsuit against Republic in the Circuit Court of Baltimore County, Maryland. We believe that Mr. Kramer’s lawsuit is without merit and filed a motion to dismiss or, in the alternative, motion for summary judgment, seeking the dismissal of Mr. Kramer’s lawsuit. Mr. Kramer filed a motion for summary judgment against the Company. On November 2, 2007 the Court denied Mr. Kramer’s motion for summary judgment and granted the Company’s motion to dismiss. Mr. Kramer has appealed the Court’s judgment.
On March 28, 2007, Republic filed a lawsuit against Messrs. Kramer and Grigg and Republic Properties Corporation in the United States District Court of the District of Columbia. This lawsuit asserts, among other things, claims against (i) all three defendants for (a) federal and state securities fraud and (b) common law fraud; (ii) Messrs. Kramer and Grigg for (a) federal and state control person liability and (b) unjust enrichment; and (iii) Republic Properties Corporation for (a) breach of contract and (b) indemnification. The Company seeks, among other remedies, (i) damages in an amount not less than $1.2 million, the approximate value (at the time of issuance) of the partnership units issued by Republic Property Limited Partnership to Republic Properties Corporation in connection with the West Palm Beach City Center Development Contribution Agreement, (ii) additional damages incurred by us as a result of the termination of the West Palm Beach Professional Services Agreement, (iii) recovery of the costs, including attorneys fees, associated with a previously-disclosed independent investigation, (iv) reimbursement for Republic’s expenses in this litigation, including attorneys’ fees, and (v) other damages, including punitive damages, in an amount to be finally determined at trial. On April 27, 2007, Republic filed an Amended Complaint in the District of Columbia District Court action, adding to the claims set forth immediately above a claim for declaratory judgment that Mr. Kramer was not entitled to advancement or reimbursement of any of the fees sought in his Maryland litigation. Republic Property Corporation, Messrs. Kramer and Grigg have filed motions to dismiss this lawsuit, which are currently pending.
On May 21, 2007, Republic proffered a lease (the “Lease”) to 25 Massachusetts Avenue Property LLC (the “Owner”) for certain space in Republic Square I, an office building in Washington, D.C. (the “Option Property”). Two of Republic’s founders and Trustees, Richard L. Kramer and Steven A. Grigg, currently control the Owner and Mark R. Keller, Republic’s former Chief Executive Officer, holds an ownership interest in the Owner. Based on information provided by the Owner, immediately prior to the proffer of the Lease, approximately 50% of the Option Property’s net rentable area was under lease and approximately 37% of the Option Property’s net rentable area was rent paying space. Had the Owner accepted the Lease, more than 85% of the space in the Option Property would have been rent paying space. The base rents and other material terms of the Lease proffer were based on the Owner’s lease up projections for the Property and the Lease was on the Owner’s form lease agreement.
On May 22, 2007, the Owner rejected the proffer of the Lease, asserting, among other things, that it was “not a bona fide business proposal for Republic’s own occupancy and leasing of space”. On May 29, 2007, Republic (i) re-tendered the Lease to the Owner for certain space at the Option Property and (ii) exercised its exclusive option to purchase the fee interest in the Option Property pursuant to the Option Agreement among the Owner, 660 North Capitol Street Property LLC and Republic dated as of November 28, 2005 (the “Option Agreement”). On May 30, 2007, the Owner rejected the Lease and claimed that “there has been no effective exercise of the Option.” The Company believes that the Lease was properly tendered for an appropriate purpose and, accordingly, the Company re-proffered the Lease to the Owner. The Owner rejected the Lease proffer and disputed whether the Lease entitled Republic to purchase the Property, pursuant to its exercise of the option, at the Purchase Price (as defined in the Option Agreement).
In response to the Owner’s rejection, on June 15, 2007, Republic filed a lawsuit against the Owner in the Court of Chancery in the State of Delaware. This lawsuit asserts, among other things, that (i) by refusing to accept Republic’s option exercise the Owner has breached the Option Agreement and (ii) by deciding not to refinance a construction loan on the Property and rejecting the Lease, the Owner has breached the covenant of good faith and fair dealing implied in every contract governed by the laws of the District of Columbia. Republic sought, among other remedies, to obtain (I) an injunction against the Owner’s sale of the Option Property to any party other than Republic, (II) a declaration that the Lease and option exercise are effective and (III) an order that the Owner specifically perform its obligation to sell the Option Property to Republic pursuant to the Option Agreement. Also on June 15, 2007, Republic filed a Notice of Pendency of Action (Lis Pendens) in the Office of the Recorder of Deeds in the District of Columbia, in order to record Republic’s interest in the Option Property as reflected in the Delaware Chancery Court action. On July 2, 2007, the Owner answered the complaint and counterclaimed, seeking monetary damages related to the Owner’s purported attempts to sell the Option Property to a third party. The matter has been tried, the parties have filed post trial briefs and post trial arguments have been held. At this point, the outcome of the lawsuit is uncertain. However, it seems unlikely that the Company will have the opportunity to purchase the Option Property.
While management currently believes that resolving these matters will not have a material adverse impact on our financial position or our results of operations, the litigation noted above is subject to inherent uncertainties and management’s view of these matters may change in the future. Were an unfavorable final outcome to occur, there exists the possibility of a material adverse impact on our financial position and the results of operations for the period in which the effect becomes capable of being reasonably estimated.
Although the Company is engaged in litigation incidental to its business, there is no additional legal proceeding to which it is a party which, in the opinion of management, will materially adversely affect the results of the Company’s operations.
12. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
     A summary of quarterly results of operations for the years ended December 31, 2007 and 2006 follows. Certain amounts have been reclassified to conform to the current presentation of discontinued operations (in thousands, except per share amounts).

	Quarter Ended
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2007	2007	2007	2007	2006	2006	2006	2006
Operating revenue	$188,501	$176,822	$168,498	$164,926	$163,501	$154,895	$151,748	$148,215

Income from continuing operations	25,326	31,836	33,894	34,799	33,605	31,379	48,127	29,084

Discontinued operations	10,206	5,338	18,533	4,899	27,209	15,506	20,322	61,342

Income available to common Shareholders	35,532	37,174	52,427	39,698	60,814	46,885	68,449	90,426

Income per common share – basic (1)	0.39	0.41	0.57	0.44	0.67	0.52	0.77	1.02

Income per common share – diluted (1)	0.39	0.41	0.57	0.43	0.67	0.52	0.76	1.01

(1)	The sum of quarterly financial data may vary from the annual data due to rounding.
13. PRO FORMA INFORMATION
The following unaudited pro forma information was prepared assuming the Republic Acquisition and the Republic Disposition described in Note 4 had occurred on January 1, 2006. The transaction provided the Company with a new platform of quality properties in a dynamic market.

	Year Ended December 31,
	2007	2006
	(in thousands, except per share amounts)
Total revenue	$712,221	$678,163
Net income	145,037	246,915
Net income per diluted share	1.58	2.73
This pro forma information is not necessarily indicative of what actual results of operations of the Company would have been, assuming the Company had completed the Republic Acquisition and the Republic Disposition as of

January 1, 2006, nor do they purport to represent the results of operations of the Company for future periods. There were no material, nonrecurring items included in the reported pro forma results of operations.
14. SEGMENT INFORMATION
The Company operates its portfolio of properties primarily throughout the Mid-Atlantic, Southeastern, Midwestern and Southwestern United States. Additionally, the Company owns certain assets in the United Kingdom. The Company reviews the performance of the portfolio on a geographical basis. As such, the following regions are considered the Company’s reportable segments:

Reportable Segments	Markets
Delaware Valley	Southeastern Pennsylvania; New Jersey
Midwest	Lehigh Valley, Pennsylvania; Minnesota; Milwaukee; Chicago
Mid-Atlantic	Maryland; Piedmont Triad, NC; Greenville, SC; Richmond; Virginia Beach
Florida	Jacksonville; Orlando; Boca Raton; Tampa; Texas
Arizona	Phoenix
Philadelphia	Philadelphia; Northern Virginia/Washington, D.C.
United Kingdom	County of Kent; West Midlands
The Company’s reportable segments are distinct business units which are each managed separately in order to concentrate market knowledge within a geographic area. Within these reportable segments, the Company derives its revenues from its two product types: industrial properties and office properties.
The Company began to report the results of the Arizona and Philadelphia segments during the year ended December 31, 2007. As required by SFAS No. 131 (“SFAS No. 131”) “Disclosures about Segments of an Enterprise and Related Information,” consolidated financial statements issued by the Company in the future will reflect modifications to the Company’s reportable segments resulting from the change described above, including reclassification of all comparative prior period segment information.
The Company evaluates performance of the reportable segments based on property level operating income, which is calculated as rental revenue and operating expense reimbursement less rental property expenses and real estate taxes. The accounting policies of the reportable segments are the same as those for the Company on a consolidated basis.
The operating information by segment is as follows (in thousands):
YEAR ENDED DECEMBER 31, 2007

	Delaware Valley		midwest
	Southeastern		Lehigh					phila-	united
	Pennsylvania	Other	Valley	Other	mid-atlantic	florida	arizona	delphia	kingdom	total
Operating revenue	$173,633	$55,388	$91,630	$82,419	$134,903	$143,064	$8,166	$6,829	$2,715	$698,747
Rental property expenses and real estate taxes	57,348	18,082	23,615	28,616	41,332	49,042	1,604	1,438	33	221,110

Property level operating income	$116,285	$37,306	$68,015	$53,803	$93,571	$94,022	$6,562	$5,391	$2,682	477,637

Interest and other income										11,748
Interest expense										(129,301)
General and administrative										(54,116)
Depreciation and amortization										(158,355)

Income before property dispositions, income taxes, minority interest and equity in (loss) of unconsolidated joint ventures										147,613
Gain on property dispositions										1,452
Income taxes										709
Minority interest										(23,693)
Equity in (loss) of unconsolidated joint ventures										(226)
Discontinued operations, net of minority interest										38,976

Net income										$164,831

YEAR ENDED DECEMBER 31, 2006

	Delaware Valley		midwest
	Southeastern		Lehigh					phila-	united
	Pennsylvania	Other	Valley	Other	mid-atlantic	florida	arizona	delphia	kingdom	total
Operating revenue	$169,297	$52,644	$83,849	$77,420	$120,168	$111,551	$2,263	$—	$1,167	$618,359
Rental property expenses and real estate taxes	54,278	15,882	20,434	27,335	36,439	36,953	57	13	261	191,652

Property level operating income	$115,019	$36,762	$63,415	$50,085	$83,729	$74,598	$2,206	$(13)	$906	426,707

Interest and other income										8,714
Interest expense										(111,514)
General and administrative										(46,157)
Depreciation and amortization										(134,433)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures										143,317
Gain on property dispositions										17,628
Income taxes										(288)
Minority interest										(19,894)
Equity in earnings of unconsolidated joint ventures										1,432
Discontinued operations, net of minority interest										124,379

Net income										$266,574

YEAR ENDED DECEMBER 31, 2005

	Delaware Valley		midwest
	Southeastern		Lehigh					phila-	united
	Pennsylvania	Other	Valley	Other	mid-atlantic	florida	arizona	delphia	kingdom	total
Operating revenue	$171,238	$51,205	$76,082	$71,461	$102,928	$94,767	$—	$166	$20,329	$588,176
Rental property expenses and real estate taxes	51,751	16,085	18,741	25,254	30,491	30,994	—	11	3,678	177,005

Property level operating income	$119,487	$35,120	$57,341	$46,207	$72,437	$63,773	$—	$155	$16,651	411,171

Interest and other income										6,961
Interest expense										(110,995)
General and administrative										(38,113)
Depreciation and amortization										(125,703)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures										143,321
Gain on property dispositions										86,114
Income taxes										(14,827)
Minority interest										(21,519)
Equity in earnings of unconsolidated joint ventures										2,540
Discontinued operations, net of minority interest										53,722

Net income										$249,351

	Real Estate Related Revenues
	Year Ended December 31,
Product Type Information	2007	2006	2005
Industrial	$278,972	$257,423	$244,091
Office	419,775	360,936	344,085

Total operating revenue	$698,747	$618,359	$588,176

ROLLFORWARD OF OPERATING REAL ESTATE ASSETS BY REPORTABLE SEGMENT

	Delaware Valley		Midwest
	Southeastern		Lehigh		Mid-			Phila-	United
	Pennsylvania	Other	Valley	Other	Atlantic	Florida	Arizona	Delphia	Kingdom	Total
January 1, 2007	$1,048,142	$215,405	$582,475	$702,188	$888,718	$922,155	$31,653	$—	$11,435	$4,402,171
Additions	67,645	94,481	103,750	64,050	114,748	92,323	152,994	360,324	40,097	1,090,412
Dispositions	(12,415)	—	(9,262)	(220,190)	(10,591)	(8,893)	—	—	—	(261,351)

December 31, 2007	$1,103,372	$309,886	$676,963	$546,048	$992,875	$1,005,585	$184,647	$360,324	$51,532	5,231,232

Accumulated depreciation										(863,609)
Development in progress										328,138
Land held for development										247,124
Other assets										695,864

Total assets at December 31, 2007										$5,638,749

ROLLFORWARD OF OPERATING REAL ESTATE ASSETS BY REPORTABLE SEGMENT

	Delaware Valley		Midwest
	Southeastern		Lehigh		Mid-			Phila-	United
	Pennsylvania	Other	Valley	Other	Atlantic	Florida	Arizona	Delphia	Kingdom	Total
January 1, 2006	$1,060,198	$183,020	$637,301	$755,799	$901,213	$646,681	$—	$—	$9,838	$4,194,050
Additions	43,199	36,807	15,006	37,853	104,185	275,474	31,653	—	1,597	545,774
Dispositions	(55,255)	(4,422)	(69,832)	(91,464)	(116,680)	—	—	—	—	(337,653)

December 31, 2006	$1,048,142	$215,405	$582,475	$702,188	$888,718	$922,155	$31,653	$—	$11,435	4,402,171

Accumulated depreciation										(786,778)
Development in progress										538,521
Land held for development										195,332
Assets held for sale										113,150
Other assets										448,515

Total assets at December 31, 2006										$4,910,911

15. SFAS NO. 144, “ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS”
Discontinued Operations
In accordance with SFAS No. 144, the operating results and gain/(loss) on disposition of real estate for properties sold and held for sale are reflected in the consolidated statements of operations as discontinued operations. Prior year financial statements have been adjusted for discontinued operations. The proceeds from dispositions of operating properties with no continuing involvement were $369.5 million and $395.9 million for the years ended December 31, 2007 and 2006, respectively.
Below is a summary of the results of operations of the properties disposed of through the respective disposition dates (in thousands):

	Year Ended December 31,
	2007	2006	2005
Revenues	$31,393	$74,718	$106,349
Operating expenses	(12,607)	(27,141)	(38,327)
Interest expense	(4,714)	(12,732)	(24,433)
Depreciation and amortization	(6,932)	(17,511)	(24,517)

Income before property dispositions and minority interest	$7,140	$17,334	$19,072

Interest expense is allocated to discontinued operations as permitted under EITF Issue 87-24, “Allocation of Interest to Discontinued Operations,” and such interest expense has been included in computing income from discontinued operations. The allocation of interest expense to discontinued operations was based on the ratio of net assets sold (without continuing involvement) to the sum of total net assets plus consolidated debt.

Asset Impairment
In accordance with SFAS No. 144, during the years ended December 31, 2007, 2006 and 2005, the Company recognized impairment losses of $0.2 million, $4.2 million, and $5.3 million, respectively. The 2007 impairment loss of $0.2 million was related to various land parcels. The 2006 impairment loss of $4.2 million was primarily related to a 352,000 square foot portfolio of operating properties in the Midwest segment. The 2005 impairment loss of $5.3 million was primarily related to a portfolio of operating properties equaling 615,000 square feet in the Midwest segment. For the years ended December 31, 2006 and 2005, respectively, $4.2 million and $4.2 million in impairment related to properties sold or held for sale were included in the caption discontinued operations in the Company’s statement of operations. For the years ended December 31, 2007 and 2005, respectively, $0.2 million and $1.1 million in impairments were included in the caption gain on property dispositions as a component of income from continuing operations. The Company determined these impairments through a comparison of the aggregate future cash flows (including quoted offer prices) to be generated by the properties to the carrying value of the properties. The Company has evaluated each of the properties and land held for development and has determined that there are no additional valuation adjustments necessary at December 31, 2007.

LIBERTY PROPERTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2007

					Costs
					Capitalized					Date of
					Subsequent	Gross Amount Carried at End of Period			Accumulated	Construction	Depreciable
			Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2007	12/31/07	Acquisition	(years)
OPERATING PROPERTIES
1501 Perryman Road	Aberdeen, MD	—	5,813,324	18,874,059	4,947,893	5,816,839	23,818,436	29,635,275	687,603	2005	40 yrs.
200 Boulder Drive	Allentown, PA	—	4,722,683	18,922,645	237,680	4,722,683	19,160,325	23,883,008	1,591,301	2004	40 yrs.
2196 Avenue C	Allentown, PA	—	101,159	—	1,347,970	107,307	1,341,822	1,449,129	787,442	1980	40 yrs.
2202 Hanger Place	Allentown, PA	*	137,439	—	1,341,155	138,127	1,340,466	1,478,594	857,669	1981	40 yrs.
250 Boulder Drive	Allentown, PA	—	3,599,936	12,099,145	2,105,137	3,719,772	14,084,446	17,804,218	1,127,923	2004	40 yrs.
400 Nestle Way	Allentown, PA	21,818,177	8,065,500	—	27,420,765	8,184,096	27,302,169	35,486,265	8,070,744	1997	40 yrs.
650 Boulder Drive	Allentown, PA	—	5,208,248		31,404,856	9,961,788	26,651,316	36,613,104	3,404,407	2002	40 yrs.
651 Boulder Drive	Allentown, PA	*	4,308,646	—	13,284,432	4,308,646	13,284,432	17,593,078	2,816,045	2000	40 yrs.
6923 Schantz Spring Road	Allentown, PA	*	1,127,805	3,309,132	348,419	1,127,805	3,657,551	4,785,355	956,536	1993	40 yrs.
700 Nestle Way	Allentown, PA	—	3,473,120	—	19,691,854	4,174,970	18,990,004	23,164,974	4,640,376	1998	40 yrs.
705 Boulder Drive	Allentown, PA	—	4,484,096	—	14,878,034	4,486,836	14,875,294	19,362,130	2,768,023	2001	40 yrs.
7165 Ambassador Drive	Allentown, PA	*	792,999	—	4,533,868	804,848	4,522,019	5,326,867	729,476	2002	40 yrs.
7248 Industrial Boulevard	Allentown, PA	—	2,670,849	13,307,408	1,131,982	2,670,673	14,439,565	17,110,239	4,118,325	1988	40 yrs.
7277 Williams Avenue	Allentown, PA	—	462,964	1,449,009	436,448	463,123	1,885,298	2,348,421	600,790	1989	40 yrs.
7339 Industrial Boulevard	Allentown, PA	*	1,187,776	—	6,971,256	1,197,447	6,961,585	8,159,032	2,205,304	1996	40 yrs.
7355 Williams Avenue	Allentown, PA	—	489,749	1,658,091	314,252	489,749	1,972,343	2,462,092	524,131	1998	40 yrs.
7437 Industrial Boulevard	Allentown, PA	—	717,488	5,022,413	3,000,788	726,651	8,014,038	8,740,688	2,719,883	1976	40 yrs.
7562 Penn Drive	Allentown, PA	—	269,614	844,069	213,047	269,614	1,057,116	1,326,730	290,299	1989	40 yrs.
794 Roble Road	Allentown, PA	—	1,147,541	6,088,041	1,125,815	1,147,541	7,213,857	8,361,398	2,041,246	1985	40 yrs.
8014 Industrial Boulevard	Allentown, PA	—	4,019,258	—	9,506,062	3,645,117	9,880,203	13,525,320	2,656,227	1999	40 yrs.
8150 Industrial Boulevard	Allentown, PA	—	2,564,167		8,906,935	2,571,466	8,899,637	11,471,103	1,670,272	2002	40 yrs.
8250 Industrial Boulevard	Allentown, PA	—	1,025,667		5,346,179	1,035,854	5,335,991	6,371,846	791,768	2002	40 yrs.
8400 Industrial Boulevard	Allentown, PA	—	6,725,948	—	27,138,633	7,534,937	26,329,645	33,864,581	635,282	2005	40 yrs.
2041 Avenue C	Allentown, PA	—	213,599	1,095,217	83,135	213,879	1,178,072	1,391,951	383,386	1990	40 yrs.
2201 Hanger Place	Allentown, PA	—	128,454	—	1,906,472	129,142	1,905,783	2,034,926	1,197,287	1987	40 yrs.
3174 Airport Road	Allentown, PA	—	98,986	—	1,160,754	98,986	1,160,754	1,259,740	753,182	1979	40 yrs.
6330 Hedgewood Drive	Allentown, PA	—	531,268	—	4,920,859	532,047	4,920,080	5,452,127	2,485,843	1988	40 yrs.
6350 Hedgewood Drive	Allentown, PA	*	360,027	—	3,470,090	560,691	3,269,426	3,830,117	1,474,174	1989	40 yrs.
6370 Hedgewood Drive	Allentown, PA	—	540,795	—	3,655,876	541,459	3,655,212	4,196,671	1,524,981	1990	40 yrs.
6390 Hedgewood Drive	Allentown, PA	—	707,203	—	2,765,090	707,867	2,764,425	3,472,293	1,380,990	1990	40 yrs.
6520 Stonegate Drive	Allentown, PA	—	453,315	—	1,787,903	484,361	1,756,857	2,241,218	660,871	1996	40 yrs.
6540 Stonegate Drive	Allentown, PA	—	422,042	—	3,893,307	422,730	3,892,620	4,315,349	1,931,365	1988	40 yrs.
6560 Stonegate Drive	Allentown, PA	—	458,281	—	2,833,097	458,945	2,832,433	3,291,378	1,234,645	1989	40 yrs.
6580 Snowdrift Road	Allentown, PA	—	388,328	—	3,326,007	389,081	3,325,255	3,714,335	1,584,533	1988	40 yrs.
7144 Daniels Drive	Allentown, PA	—	2,390,217	2,342,761	3,725,676	1,579,169	6,879,485	8,458,654	2,020,215	1975	40 yrs.
744 Roble Road	Allentown, PA	—	159,771	1,734,229	271,718	161,371	2,004,347	2,165,718	722,635	1986	40 yrs.
754 Roble Road	Allentown, PA	—	162,115	1,731,885	475,768	163,735	2,206,033	2,369,768	773,334	1986	40 yrs.
7620 Cetronia Road	Allentown, PA	—	1,091,806	3,851,456	357,621	1,093,724	4,207,160	5,300,883	1,464,324	1990	40 yrs.
764 Roble Road	Allentown, PA	—	141,069	—	864,405	141,746	863,728	1,005,474	468,515	1985	40 yrs.
944 Marcon Boulevard	Allentown, PA	—	118,521	1,435,479	505,283	119,711	1,939,572	2,059,283	701,331	1986	40 yrs.
954 Marcon Boulevard	Allentown, PA	—	103,665	—	1,112,063	104,453	1,111,276	1,215,728	613,564	1981	40 yrs.
964 Marcon Boulevard	Allentown, PA	—	138,816	—	2,102,031	139,480	2,101,367	2,240,847	1,029,383	1985	40 yrs.
974 Marcon Boulevard	Allentown, PA	—	143,500	—	2,477,417	144,248	2,476,670	2,620,917	1,370,079	1987	40 yrs.
180,190 Cochrane Drive	Annapolis, MD	—	3,670,256	—	22,676,935	3,752,293	22,594,897	26,347,191	9,618,734	1988	40 yrs.
4606 Richlynn Drive	Belcamp, MD	—	299,600	1,818,861	712,787	299,600	2,531,649	2,831,249	534,038	1985	40 yrs.
1455 Valley Center Parkway	Bethlehem, PA	—	670,290	—	3,747,802	545,172	3,872,920	4,418,092	1,826,544	1997	40 yrs.
1525 Valley Center Parkway	Bethlehem, PA	—	475,686	—	7,741,487	804,104	7,413,069	8,217,173	2,125,924	1999	40 yrs.
1605 Valley Center Parkway	Bethlehem, PA	—	729,751		11,067,222	1,766,196	10,030,777	11,796,973	2,192,489	2000	40 yrs.
1640 Valley Center Parkway	Bethlehem, PA	—	359,000	—	4,306,626	190,728	4,474,898	4,665,626	1,258,606	1996	40 yrs.
1650 Valley Center Parkway	Bethlehem, PA	—	359,000	—	2,219,777	188,896	2,389,881	2,578,777	990,820	1997	40 yrs.
1655 Valley Center Parkway	Bethlehem, PA	—	214,431	—	2,042,407	215,095	2,041,743	2,256,838	989,869	1993	40 yrs.
1660 Valley Center Parkway	Bethlehem, PA	—	359,000	—	2,296,163	188,721	2,466,442	2,655,163	808,118	1998	40 yrs.
3400 High Point Boulevard	Bethlehem, PA	—	298,227	—	3,053,506	662,809	2,688,924	3,351,733	449,303	2002	40 yrs.
3500 High Point Boulevard	Bethlehem, PA	—	289,529	—	4,459,422	916,280	3,832,670	4,748,950	108,988	2006	40 yrs.
74 West Broad Street	Bethlehem, PA	—	1,096,127		13,381,415	1,099,079	13,378,463	14,477,542	3,135,259	2002	40 yrs.
83 South Commerce Way	Bethlehem, PA	—	143,661	888,128	524,120	212,744	1,343,165	1,555,909	557,484	1989	40 yrs.
85 South Commerce Way	Bethlehem, PA	—	236,708	987,949	189,712	237,078	1,177,291	1,414,369	343,450	1989	40 yrs.
87 South Commerce Way	Bethlehem, PA	—	253,886	1,062,881	260,292	253,886	1,323,173	1,577,059	417,846	1989	40 yrs.
89 South Commerce Way	Bethlehem, PA	—	320,000	—	2,021,186	367,706	1,973,481	2,341,186	782,215	1998	40 yrs.
1495 Valley Center Parkway	Bethlehem, PA	—	434,640	—	4,921,517	435,303	4,920,854	5,356,157	1,836,182	1990	40 yrs.
1510 Valley Center Parkway	Bethlehem, PA	—	312,209	—	3,760,466	312,873	3,759,802	4,072,675	1,828,761	1988	40 yrs.
1530 Valley Center Parkway	Bethlehem, PA	—	211,747	—	3,008,631	212,492	3,007,886	3,220,378	1,369,757	1988	40 yrs.
1550 Valley Center Parkway	Bethlehem, PA	—	196,954	—	3,909,749	197,700	3,909,003	4,106,703	1,616,561	1988	40 yrs.
1560 Valley Center Parkway	Bethlehem, PA	—	240,069	—	4,633,235	240,732	4,632,572	4,873,304	2,262,361	1988	40 yrs.
1685 Valley Center Parkway	Bethlehem, PA	—	244,029	—	2,283,325	198,482	2,328,872	2,527,354	934,388	1996	40 yrs.
57 South Commerce Way	Bethlehem, PA	—	390,839	2,701,161	779,354	395,459	3,475,895	3,871,354	1,339,138	1986	40 yrs.
10801 Nesbitt Avenue South	Bloomington, MN	—	784,577		4,105,182	786,382	4,103,377	4,889,759	1,091,348	2001	40 yrs.
5705 Old Shakopee Road	Bloomington, MN	—	2,113,223	—	5,184,252	2,148,571	5,148,905	7,297,475	2,619	2001	40 yrs.
5715 Old Shakopee Road West	Bloomington, MN	—	1,263,226	2,360,782	1,978,204	1,264,758	4,337,454	5,602,213	1,150,920	2002	40 yrs.
5735 Old Shakopee Road West	Bloomington, MN	—	1,263,226	2,360,782	1,086,930	1,264,758	3,446,180	4,710,938	557,577	2002	40 yrs.
5775 West Old Shakopee Road	Bloomington, MN	—	2,052,018	3,849,649	3,308,479	2,060,644	7,149,501	9,210,145	2,777,548	2002	40 yrs.
6161 Green Valley Drive	Bloomington, MN	—	740,378	3,311,602	732,919	741,194	4,043,704	4,784,898	848,178	1992	40 yrs.
6601-6625 W. 78th Street	Bloomington, MN	—	2,263,060	—	38,629,236	2,310,246	38,582,050	40,892,296	8,925,168	1998	40 yrs.

LIBERTY PROPERTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2007

					Costs
					Capitalized					Date of
					Subsequent	Gross Amount Carried at End of Period			Accumulated	Construction	Depreciable
			Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2007	12/31/07	Acquisition	(years)
OPERATING PROPERTIES
1701 Clint Moore Boulevard	Boca Raton, FL	—	1,430,884	3,043,553	1,295,979	1,430,937	4,339,480	5,770,416	991,881	1985	40 yrs.
1801 Clint Moore Road	Boca Raton, FL	—	1,065,068	4,481,644	684,192	1,065,068	5,165,837	6,230,905	1,441,672	1986	40 yrs.
777 Yamato Road	Boca Raton, FL	—	4,101,247	16,077,347	5,120,296	4,501,247	20,797,643	25,298,890	5,715,945	1987	40 yrs.
951 Broken Sound Parkway	Boca Raton, FL	—	1,426,251	6,098,952	1,667,358	1,426,251	7,766,310	9,192,561	2,301,086	1986	40 yrs.
400 Boulder Drive	Breinigsville, PA	*	—		13,393,061	2,865,575	10,527,486	13,393,061	892,992	2003	40 yrs.
8201 Industrial Boulevard	Breinigsville, PA	—	2,089,719	—	8,308,557	2,226,432	8,171,844	10,398,276	148,441	2006	40 yrs.
860 Nestle Way	Breinigsville, PA	—	8,118,881	18,885,486	2,210,022	8,118,881	21,095,508	29,214,388	1,262,203	2004	40 yrs.
602 Heron Drive	Bridgeport, NJ	—	524,728	2,240,478	7,650	524,728	2,248,128	2,772,856	547,495	1996	40 yrs.
15800 West Bluemound Road	Brookfield, WI	—	1,289,204	8,128,035	1,696,181	1,306,811	9,806,609	11,113,420	1,711,059	1994	40 yrs.
16620-16650 W Bluemound Road	Brookfield, WI	—	586,665	4,289,907	861,668	586,665	5,151,576	5,738,240	1,182,904	1999	40 yrs.
20700 Swenson Drive	Brookfield, WI	5,953,229	830,008	12,276,445	535,391	830,999	12,810,845	13,641,844	826,905	2005	40 yrs.
20800 Swenson Drive	Brookfield, WI	5,153,464	1,023,466	10,729,219	429,637	1,025,082	11,157,239	12,182,321	874,446	2005	40 yrs.
20825 Swenson Drive	Brookfield, WI	—	644,563	3,640,734	77,808	646,518	3,716,589	4,363,106	244,030	2006	40 yrs.
20935 Swenson Drive	Brookfield, WI	4,571,331	571,389	10,238,547	648,573	572,158	10,886,350	11,458,508	771,812	2005	40 yrs.
20975 Swenson Drive	Brookfield, WI	6,357,511	675,422	8,910,651	926,640	678,637	9,834,076	10,512,713	800,591	2005	40 yrs.
245 Executive Drive	Brookfield, WI	—	577,067	5,197,903	3,967,167	577,067	9,165,070	9,742,137	2,046,418	1984	40 yrs.
1485 W. Commerce Avenue	Carlisle, PA	—	4,249,868	13,886,039	188,648	4,253,027	14,071,528	18,324,555	1,055,694	2004	40 yrs.
3773 Corporate Parkway	Center Valley, PA	—	738,108		7,666,893	794,874	7,610,126	8,405,000	1,855,096	2001	40 yrs.
1309 Executive Boulevard	Cheaspeake, VA	—	926,125		5,086,632	955,374	5,057,383	6,012,757	862,156	2001	40 yrs.
7 Carnegie Plaza	Cherry Hill, NJ	*	2,000,000	3,493,983	3,237,448	2,005,475	6,725,956	8,731,431	878,111	2004	40 yrs.
1301 Executive Boulevard	Chesapeake, VA	—	—	—	5,050,665	997,570	4,053,095	5,050,665	270,460	2005	40 yrs.
1305 Executive Boulevard	Chesapeake, VA	—	861,020		4,891,985	1,129,850	4,623,155	5,753,005	846,963	2002	40 yrs.
1313 Executive Boulevard	Chesapeake, VA	—	1,180,036		4,629,615	1,708,050	4,101,602	5,809,652	665,487	2002	40 yrs.
500 Independence Parkway	Chesapeake, VA	3,490,527	864,150	4,427,285	101,852	866,609	4,526,678	5,393,287	478,978	2004	40 yrs.
501 Independence Parkway	Chesapeake, VA	4,436,051	1,202,556	5,975,538	1,165,292	1,292,273	7,051,113	8,343,386	527,693	2005	40 yrs.
505 Independence Parkway	Chesapeake, VA	5,099,477	1,292,062	6,456,515	1,233,177	1,292,254	7,689,499	8,981,754	631,052	2005	40 yrs.
510 Independence Parkway	Chesapeake, VA	—	2,012,149	7,546,882	392,320	2,014,689	7,936,662	9,951,352	657,791	2005	40 yrs.
700 Independence Parkway	Chesapeake, VA	6,738,723	1,950,375	7,236,994	624,744	1,951,135	7,860,978	9,812,113	928,030	2004	40 yrs.
6230 Old Dobbin Lane	Colombia, MD	—	3,004,075	—	7,645,770	2,746,455	7,903,390	10,649,845	510,321	2004	40 yrs.
5950 Symphony Woods Road	Columbia, MD	—	1,462,762	11,310,187	1,838,307	1,467,623	13,143,634	14,611,256	2,314,163	1986	40 yrs.
6200 Old Dobbin Lane	Columbia, MD	—	958,105		3,736,325	1,295,000	3,399,431	4,694,431	650,345	2002	40 yrs.
6210 Old Dobbin Lane	Columbia, MD	—	958,105		3,923,532	1,307,300	3,574,337	4,881,637	753,776	2002	40 yrs.
6250 Old Dobbin Lane	Columbia, MD	—	958,105		3,681,791	1,295,000	3,344,897	4,639,897	721,932	2002	40 yrs.
6250 Old Dobbin Lane	Columbia, MD	—	958,105		3,791,588	1,599,259	3,150,435	4,749,693	480,916	2000	40 yrs.
7178-80 Columbia Gateway	Columbia, MD	—	1,569,237	4,786,887	2,107,576	1,571,105	6,892,595	8,463,700	2,597,443	1987	40 yrs.
8945-8975 Guilford Road	Columbia, MD	—	2,428,795	7,493,740	1,200,759	2,427,065	8,696,230	11,123,294	2,283,862	1986	40 yrs.
9050 Red Branch Road	Columbia, MD	—	290,950	2,577,153	802,682	290,950	3,379,835	3,670,785	833,392	1972	40 yrs.
9101,9111,9115 Guilford Road	Columbia, MD	—	758,951	—	4,125,174	765,952	4,118,173	4,884,125	2,040,144	1984	40 yrs.
9125,9135,9145 Guilford Road	Columbia, MD	—	900,154	—	6,028,546	920,439	6,008,261	6,928,700	3,622,675	1983	40 yrs.
9755 Patuxent Woods Drive	Columbia, MD	—	3,917,094	16,219,721	1,112,258	3,922,382	17,326,691	21,249,072	710,069	2006	40 yrs.
9770 Patuxent Woods Drive	Columbia, MD	—	341,663	3,033,309	1,320,609	341,663	4,353,918	4,695,581	993,656	1986	40 yrs.
9780 Patuxent Woods Drive	Columbia, MD	—	218,542	1,940,636	411,079	218,542	2,351,715	2,570,256	580,109	1986	40 yrs.
9790 Patuxent Woods Drive	Columbia, MD	—	243,791	2,164,094	257,882	243,791	2,421,976	2,665,767	730,615	1986	40 yrs.
9800 Patuxent Woods Drive	Columbia, MD	—	299,099	2,654,069	531,960	299,099	3,186,029	3,485,129	917,577	1988	40 yrs.
9810 Patuxent Woods Drive	Columbia, MD	—	266,684	2,366,901	791,999	266,684	3,158,900	3,425,584	922,833	1986	40 yrs.
9820 Patuxent Woods Drive	Columbia, MD	—	237,779	2,110,835	789,767	237,779	2,900,602	3,138,381	718,326	1988	40 yrs.
9830 Patuxent Woods Drive	Columbia, MD	—	296,262	2,628,933	254,428	296,262	2,883,361	3,179,624	810,339	1986	40 yrs.
6220 Old Dobbin Lane	Columbis, MD	—	3,865,848	—	7,343,696	3,166,951	8,042,593	11,209,544	53,364	2006	40 yrs.
5150 International Drive	Cudahy, WI	—	739,673	5,108,025	250,327	741,858	5,356,167	6,098,024	587,699	2003	40 yrs.
1250 Hall Court	Deer Park, TX	3,025,882	829,570	4,778,327	47,398	831,611	4,823,685	5,655,296	140,189	2006	40 yrs.
170 Parkway West	Duncan, SC	—	598,348	3,643,756	83,886	598,918	3,727,071	4,325,990	195,036	2006	40 yrs.
190 Parkway West	Duncan, SC	—	551,663	3,463,858	93,187	552,211	3,556,496	4,108,707	210,204	2006	40 yrs.
265 Parkway East	Duncan, SC	—	901,444	5,751,389	18,391	902,374	5,768,850	6,671,224	383,915	2006	40 yrs.
285 Parkway East	Duncan, SC	—	975,433	6,149,465	23,682	976,393	6,172,187	7,148,580	575,543	2006	40 yrs.
3255 Neil Armstrong Boulevard	Eagan, MN	—	1,131,017	—	3,393,423	1,131,017	3,393,423	4,524,441	762,520	1998	40 yrs.
10301-10305 West 70th Street	Eden Prairie, MN	—	120,622	1,085,226	119,591	118,300	1,207,139	1,325,439	332,141	1984	40 yrs.
10321 West 70th Street	Eden Prairie, MN	—	145,198	1,305,700	369,479	142,399	1,677,978	1,820,377	558,826	1984	40 yrs.
10333 West 70th Street	Eden Prairie, MN	—	110,746	995,868	92,008	108,610	1,090,012	1,198,622	315,150	1984	40 yrs.
10349-10357 West 70th Street	Eden Prairie, MN	—	275,903	2,481,666	383,669	270,584	2,870,654	3,141,238	853,964	1985	40 yrs.
10365-10375 West 70th Street	Eden Prairie, MN	—	291,077	2,618,194	289,014	285,464	2,912,821	3,198,284	876,096	1985	40 yrs.
10393-10394 West 70th Street	Eden Prairie, MN	—	269,618	2,423,318	607,121	264,419	3,035,638	3,300,058	882,584	1985	40 yrs.
10400 Viking Drive	Eden Prairie, MN	—	2,912,391	—	22,904,939	2,938,372	22,878,958	25,817,330	6,536,668	1999	40 yrs.
6321-6325 Bury Drive	Eden Prairie, MN	—	462,876	4,151,790	325,250	462,876	4,477,040	4,939,916	1,349,835	1988	40 yrs.
7075 Flying Cloud Drive	Eden Prairie, MN	—	10,232,831	10,855,851	51,817	10,243,977	10,896,522	21,140,499	227,932	2007	40 yrs.
7078 Shady Oak Road	Eden Prairie, MN	—	343,093	3,085,795	1,404,867	336,481	4,497,274	4,833,755	904,873	1985	40 yrs.
7400 Flying Cloud Drive	Eden Prairie, MN	—	195,982	1,762,027	157,281	195,982	1,919,309	2,115,290	490,349	1987	40 yrs.
7615 Smetana Lane	Eden Prairie, MN	—	1,011,517		8,669,553	3,000,555	6,680,516	9,681,071	1,573,069	2001	40 yrs.
7625 Smetana Lane	Eden Prairie, MN	—	4,500,641	—	2,981,957	1,916,609	5,565,990	7,482,599	155,745	2006	40 yrs.
7660-7716 Golden Triangle Drive	Eden Prairie, MN	—	568,706	5,115,177	2,846,759	1,289,215	7,241,427	8,530,642	2,714,856	1988	40 yrs.
7695-7699 Anagram Drive	Eden Prairie, MN	—	760,525	3,254,758	625,146	760,525	3,879,903	4,640,429	1,012,076	1997	40 yrs.
7777 Golden Triangle Drive	Eden Prairie, MN	—	993,101	2,136,862	1,176,757	993,101	3,313,619	4,306,720	673,317	2000	40 yrs.
7800 Equitable Drive	Eden Prairie, MN	—	2,188,525	3,788,762	159,582	2,188,525	3,948,343	6,136,868	1,039,466	1993	40 yrs.
7905 Fuller Road	Eden Prairie, MN	—	1,229,862	4,075,167	1,326,860	1,230,965	5,400,924	6,631,889	1,048,471	1994	40 yrs.

LIBERTY PROPERTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2007

					Costs
					Capitalized					Date of
					Subsequent	Gross Amount Carried at End of Period			Accumulated	Construction	Depreciable
			Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2007	12/31/07	Acquisition	(years)
OPERATING PROPERTIES
8855 Columbine Road	Eden Prairie, MN	—	1,400,925		5,226,016	1,599,757	5,027,185	6,626,941	453,254	2000	40 yrs.
8911 Columbine Road (B2)	Eden Prairie, MN	—	916,687		3,608,469	1,718,407	2,806,748	4,525,156	456,132	2000	40 yrs.
8937 Columbine Road	Eden Prairie, MN	—	1,325,829		4,287,274	1,739,966	3,873,137	5,613,103	774,985	2001	40 yrs.
8967 Columbine Road	Eden Prairie, MN	—	1,450,000	—	3,575,107	1,450,000	3,575,107	5,025,107	818,836	2000	40 yrs.
8995 Columbine Road	Eden Prairie, MN	—	1,087,594		3,664,053	2,055,296	2,696,352	4,751,648	512,478	2001	40 yrs.
9023 Columbine Road	Eden Prairie, MN	—	1,956,273	—	4,873,578	1,956,273	4,873,578	6,829,851	1,204,307	1999	40 yrs.
7351 Coca Cola Drive	Elkridge, MD	—	1,897,044	—	6,890,617	3,023,417	5,764,245	8,787,662	11,375	2006	40 yrs.
180 Sheree Boulevard	Exton, PA	5,267,293	2,647,861	11,334,403	1,508,962	2,649,000	12,842,226	15,491,226	409,970	2007	40 yrs.
7028 Snowdrift Road	Fogelville, PA	—	520,473	959,279	292,813	524,390	1,248,175	1,772,565	333,717	1982	40 yrs.
1100 Virginia Drive	Fort Washington, PA	—	22,612,437	—	55,675,633	23,339,943	54,948,127	78,288,069	156,155	2006	40 yrs.
1100 Virginia Drive	Fort Washington, PA	—	13,007,509	11,480,744	53,906	13,035,013	11,507,146	24,542,159	555,696	2006	40 yrs.
1250 Virginia Drive	Fort Washington, PA	—	1,639,166	1,928,574	457,176	1,650,703	2,374,213	4,024,916	135,775	2005	40 yrs.
275 Commerce Drive	Fort Washington, PA	—	1,775,894	2,160,855	7,005,581	1,790,041	9,152,289	10,942,330	—	2005	40 yrs.
414 Commerce Drive	Fort Washington, PA	—	1,267,194	2,217,460	306,336	1,267,937	2,523,052	3,790,989	138,924	2004	40 yrs.
420 Delaware Drive	Fort Washington, PA	—	2,766,931	—	8,286,637	2,826,994	8,226,574	11,053,569	330,138	2005	40 yrs.
106 Southchase Boulevard	Fountain Inn, SC	—	201,944	—	5,133,389	684,003	4,651,330	5,335,333	242,145	2005	40 yrs.
9601 Cosner Drive	Fredericksburg, VA	—	475,262	3,917,234	214,221	475,262	4,131,454	4,606,716	1,284,229	1995	40 yrs.
200 W Cypress Creek Road	Ft Lauderdale, FL	—	3,414,989	2,399,738	10,533,155	3,414,989	12,932,893	16,347,882	1,096,818	2003	40 yrs.
5410 - 5430 Northwest 33rd Avenue	Ft. Lauderdale, FL	—	603,776	4,176,238	1,098,513	625,111	5,253,416	5,878,527	1,471,554	1985	40 yrs.
6500 NW 12th Avenue	Ft. Lauderdale, FL	—	7,099	3,046,309	482,220	—	3,535,627	3,535,627	1,017,122	1989	40 yrs.
6600 NW 12th Avenue	Ft. Lauderdale, FL	—	7,102	3,047,462	624,497	—	3,679,062	3,679,062	1,024,949	1989	40 yrs.
4121 Cox Road	Glen Allen, VA	—	1,083,006	6,035,653	775,551	1,083,006	6,811,204	7,894,210	676,207	2004	40 yrs.
4198 Cox Road	Glen Allen, VA	—	670,292	3,839,245	988,412	670,292	4,827,657	5,497,949	1,469,466	1984	40 yrs.
4510 Cox Road	Glen Allen, VA	—	1,010,024	7,151,729	1,726,041	1,010,044	8,877,750	9,887,794	2,779,789	1990	40 yrs.
4801 Cox Road	Glen Allen, VA	—	1,072,896	—	10,188,699	1,075,620	10,185,975	11,261,595	2,852,130	1998	40 yrs.
4880 Cox Road	Glen Allen, VA	—	743,898	4,499,807	3,173,720	743,898	7,673,527	8,417,425	1,511,058	1995	40 yrs.
5000 Cox Road	Glen Allen, VA	—	770,214	3,685,248	314,712	771,029	3,999,145	4,770,174	1,188,161	1990	40 yrs.
5500 Cox Road	Glen Allen, VA	—	443,485	—	3,518,766	483,263	3,478,988	3,962,251	973,902	1999	40 yrs.
2 Independence Point	Greenville, SC	—	371,600	—	3,292,933	682,881	2,981,651	3,664,533	134,705	2005	40 yrs.
200 Southchase Boulevard	Greenville, SC	—	512,911		6,273,615	515,542	6,270,984	6,786,525	635,369	2003	40 yrs.
4 Independence Pointe	Greenville, SC	—	—		3,652,819	467,438	3,185,382	3,652,819	706,511	2002	40 yrs.
45 Brookfield Oaks Drive	Greenville, SC	—	818,114	—	3,548,409	825,529	3,540,994	4,366,523	34,402	2006	40 yrs.
5 Independence Pointe	Greenville, SC	—	—		3,459,943	467,438	2,992,506	3,459,943	716,077	2002	40 yrs.
6 Independence Pointe	Greenville, SC	—	—	—	3,061,966	545,698	2,516,268	3,061,966	275,180	2003	40 yrs.
7 Research Drive	Greenville, SC	—	—	17,091,882	—	—	17,091,882	17,091,882	266,608	2007	40 yrs.
One Independence Pointe	Greenville, SC	—	780,881	6,199,230	6,509,229	784,617	12,704,723	13,489,340	2,689,700	1982	40 yrs.
1 Enterprise Parkway	Hampton, VA	—	974,675	5,579,869	1,222,782	974,675	6,802,651	7,777,326	1,986,470	1987	40 yrs.
1317 Executive Boulevard	Hampton, VA	—	1,650,423	—	6,423,235	1,128,829	6,944,829	8,073,658	64,319	2006	40 yrs.
21 Enterprise Parkway	Hampton, VA	445,218	263,668	8,167,118	314,618	265,719	8,479,685	8,745,404	1,675,348	1999	40 yrs.
22 Enterprise Parkway	Hampton, VA	—	1,097,368	6,760,778	1,021,564	1,097,368	7,782,342	8,879,710	2,270,977	1990	40 yrs.
5 Manhattan Square	Hampton, VA	—	207,368	—	1,749,035	212,694	1,743,708	1,956,403	486,652	1999	40 yrs.
521 Butler Farm Road	Hampton, VA	—	750,769	2,911,149	257,271	710,486	3,208,702	3,919,188	363,789	2003	40 yrs.
7317 Parkway Drive	Hanover, MD	—	1,104,359	1,959,671	79,319	1,104,359	2,038,990	3,143,349	521,582	1983	40 yrs.
500 McCarthy Drive	Harrisburg, PA	—	5,194,872	19,991,436	4,234,765	5,687,013	23,734,060	29,421,073	2,098,987	2005	40 yrs.
600 Industrial Drive	Harrisburg, PA	—	7,743,800	—	28,300,323	9,368,557	26,675,566	36,044,122	567,610	2005	40 yrs.
4050 Piedmont Parkway	High Point , NC	—	801,902	—	20,004,504	2,042,159	18,764,248	20,806,406	4,527,418	1998	40 yrs.
4170 Mendenhall Oaks Parkway	High Point , NC	—	143,699	—	2,210,943	373,502	1,981,140	2,354,642	599,491	1999	40 yrs.
4180 Mendenhall Oaks Parkway	High Point , NC	—	121,329	—	1,835,505	315,614	1,641,220	1,956,834	548,282	1999	40 yrs.
1400 Mendenhall Oaks Parkway	High Point, NC	—	172,320		7,112,571	984,672	6,300,219	7,284,891	1,246,828	2002	40 yrs.
1498 Eagle Hill Drive	High Point, NC	—	94,274	—	5,702,221	791,880	5,004,614	5,796,494	79,836	2005	40 yrs.
2427 Penny Road	High Point, NC	—	1,165,664	—	3,467,001	655,240	3,977,424	4,632,665	1,692,315	1990	40 yrs.
400 Mendenhall Oaks Parkway	High Point, NC	—	—	—	1,860,199	665,239	1,194,960	1,860,199	47,894	2004	40 yrs.
4000 Piedmont Parkway	High Point, NC	—	592,885	4,825,615	906,054	597,368	5,727,186	6,324,555	1,922,944	1989	40 yrs.
4015 Meeting Way	High Point, NC	—	510,000	—	2,787,760	511,869	2,785,890	3,297,759	219,904	2003	40 yrs.
4020 Meeting Way	High Point, NC	—	94,232		1,682,549	378,101	1,398,680	1,776,781	345,896	2001	40 yrs.
4135 Mendenall Oaks Parkway	High Point, NC	—	499,500	—	3,498,774	500,980	3,497,293	3,998,274	694,206	2000	40 yrs.
4160 Mendenhall Oaks Parkway	High Point, NC	—	285,882	—	3,332,553	545,627	3,072,808	3,618,435	862,011	1998	40 yrs.
4183 Eagle Hill Drive	High Point, NC	—	122,203		3,881,793	526,266	3,477,730	4,003,996	1,273,230	2001	40 yrs.
4189 Eagle Hill Drive	High Point, NC	—	100,106		3,430,006	431,106	3,099,006	3,530,112	810,388	2001	40 yrs.
4191 Mendenhall Oaks Parkway	High Point, NC	—	217,943		3,114,774	611,166	2,721,550	3,332,716	514,048	2002	40 yrs.
4194 Mendenhall Oaks Parkway	High Point, NC	—	102,372	—	2,597,683	265,991	2,434,064	2,700,055	738,898	1999	40 yrs.
4195 Eagle Hill Drive	High Point, NC	—	107,586	—	3,349,592	505,700	2,951,478	3,457,178	211,243	2004	40 yrs.
4196 Mendenhall Oaks Parkway	High Point, NC	—	66,731	—	2,253,083	173,889	2,145,925	2,319,814	776,035	1999	40 yrs.
4300 Federal Drive	High Point, NC	—	264,038	—	2,090,460	276,038	2,078,460	2,354,498	419,899	1998	40 yrs.
4328, 4336 Federal Drive	High Point, NC	4,272,471	521,122	—	7,238,387	825,092	6,934,416	7,759,509	3,611,506	1995	40 yrs.
4344 Federal Drive	High Point, NC	—	484,001	—	2,780,946	173,623	3,091,325	3,264,948	1,128,727	1996	40 yrs.
4380 Federal Drive	High Point, NC	—	282,996	—	2,204,882	283,368	2,204,510	2,487,878	794,430	1997	40 yrs.
4388 Federal Drive	High Point, NC	—	143,661	—	1,210,692	132,655	1,221,699	1,354,353	464,620	1997	40 yrs.
4500 Green Point Drive	High Point, NC	—	230,622	—	2,308,319	231,692	2,307,249	2,538,941	1,153,111	1989	40 yrs.
4501 Green Point Drive	High Point, NC	—	319,289	—	2,607,625	320,450	2,606,465	2,926,914	1,232,211	1989	40 yrs.
4523 Green Point Drive	High Point, NC	—	234,564	—	2,704,781	235,698	2,703,647	2,939,345	1,133,110	1988	40 yrs.
4524 Green Point Drive	High Point, NC	—	182,810	—	2,361,828	183,888	2,360,749	2,544,638	1,117,064	1989	40 yrs.
1 Walnut Grove Drive	Horsham, PA	—	1,058,901	5,343,606	1,041,557	1,058,901	6,385,163	7,444,064	2,202,363	1986	40 yrs.

LIBERTY PROPERTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2007

					Costs
					Capitalized					Date of
					Subsequent	Gross Amount Carried at End of Period			Accumulated	Construction	Depreciable
			Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2007	12/31/07	Acquisition	(years)
OPERATING PROPERTIES
100 Gibraltar Road	Horsham, PA	—	38,729	349,811	9,589	38,729	359,400	398,129	90,395	1975	40 yrs.
100 Witmer Road	Horsham, PA	5,168,589	3,102,784	—	12,134,349	3,764,784	11,472,350	15,237,133	3,164,372	1996	40 yrs.
100-107 Lakeside Drive	Horsham, PA	—	239,528	2,163,498	673,861	255,528	2,821,359	3,076,887	910,465	1982	40 yrs.
101 Gibraltar Road	Horsham, PA	—	651,990	5,888,989	1,445,256	732,552	7,253,683	7,986,235	2,020,530	1977	40 yrs.
101-111 Rock Road	Horsham, PA	—	350,561	3,166,389	640,212	452,251	3,704,911	4,157,162	1,060,904	1975	40 yrs.
102 Rock Road	Horsham, PA	—	1,110,209	2,301,302	1,133,191	1,114,985	3,429,717	4,544,702	568,678	1985	40 yrs.
103-109 Gibraltar Road	Horsham, PA	—	270,906	2,448,500	803,059	270,906	3,251,558	3,522,465	1,158,159	1978	40 yrs.
104 Rock Road	Horsham, PA	—	330,111	2,981,669	209,604	330,111	3,191,273	3,521,384	824,709	1974	40 yrs.
104 Witmer Road	Horsham, PA	*	1,248,148	—	1,137,753	189,793	2,196,108	2,385,901	833,657	1975	40 yrs.
110 Gibraltar Road	Horsham, PA	—	673,041	5,776,369	2,364,036	673,041	8,140,405	8,813,446	2,228,932	1979	40 yrs.
111-159 Gibraltar Road	Horsham, PA	—	489,032	4,126,151	1,171,671	489,032	5,297,822	5,786,854	1,463,329	1981	40 yrs.
113-123 Rock Road	Horsham, PA	—	351,072	3,171,001	592,177	451,731	3,662,519	4,114,250	914,341	1975	40 yrs.
120 Gibraltar Road	Horsham, PA	—	533,142	4,830,515	2,210,194	558,142	7,015,709	7,573,851	1,605,641	1980	40 yrs.
123-135 Rock Road	Horsham, PA	—	292,360	2,411,677	880,183	393,019	3,191,201	3,584,220	1,042,075	1975	40 yrs.
132 Welsh Road	Horsham, PA	—	1,333,642	—	4,406,888	1,408,041	4,332,488	5,740,529	1,467,255	1998	40 yrs.
161-175 Gibraltar Road	Horsham, PA	—	294,673	2,663,722	987,299	294,673	3,651,020	3,945,694	981,289	1976	40 yrs.
181-187 Gibraltar Road	Horsham, PA	—	360,549	3,259,984	787,154	360,549	4,047,138	4,407,687	1,224,290	1982	40 yrs.
2 Walnut Grove Drive	Horsham, PA	—	1,281,870	7,767,374	1,829,877	1,265,363	9,613,758	10,879,121	3,078,839	1989	40 yrs.
200 Gibraltar Road	Horsham, PA	—	638,513	5,811,323	1,894,468	638,513	7,705,790	8,344,304	2,488,569	1990	40 yrs.
200-264 Lakeside Drive	Horsham, PA	—	502,705	4,540,597	928,316	502,705	5,468,913	5,971,618	1,647,169	1982	40 yrs.
201 Gibraltar Road	Horsham, PA	—	380,127	3,433,433	1,997,494	380,802	5,430,252	5,811,054	1,456,222	1983	40 yrs.
210-223 Witmer Road	Horsham, PA	—	270,282	2,441,276	1,929,282	270,282	4,370,558	4,640,840	1,111,988	1972	40 yrs.
220 Gibraltar Road	Horsham, PA	—	629,944	5,733,228	1,307,530	629,944	7,040,758	7,670,702	2,440,862	1990	40 yrs.
231-237 Gibraltar Road	Horsham, PA	*	436,952	3,948,963	736,123	436,952	4,685,086	5,122,038	1,336,135	1981	40 yrs.
240 Gibraltar Road	Horsham, PA	—	629,944	5,733,234	1,757,008	629,944	7,490,243	8,120,186	2,648,515	1990	40 yrs.
255 Business Center Drive	Horsham, PA	—	1,154,289	2,007,214	541,080	1,140,597	2,561,985	3,702,582	296,851	2003	40 yrs.
261-283 Gibraltar Road	Horsham, PA	*	464,871	3,951,972	829,558	464,871	4,781,530	5,246,401	1,049,039	1978	40 yrs.
300 Welsh Road	Horsham, PA	—	696,061	3,339,991	570,429	696,061	3,910,420	4,606,480	990,440	1985	40 yrs.
300 Welsh Road — Building 3	Horsham, PA	—	180,459	1,441,473	375,923	180,459	1,817,396	1,997,855	618,169	1983	40 yrs.
300 Welsh Road — Building 4	Horsham, PA	—	282,493	2,256,508	1,418,790	282,493	3,675,298	3,957,791	1,225,002	1983	40 yrs.
300-309 Lakeside Drive	Horsham, PA	—	369,475	3,338,761	1,841,434	376,475	5,173,195	5,549,670	1,820,269	1982	40 yrs.
335 Commerce Drive	Horsham, PA	—	—	—	8,754,421	182,400	8,572,022	8,754,421	767,210	2002	40 yrs.
355 Business Center Drive	Horsham, PA	—	483,045	898,798	252,036	471,171	1,162,708	1,633,879	186,417	2003	40 yrs.
4 Walnut Grove	Horsham, PA	*	2,515,115	—	7,379,933	2,515,115	7,379,933	9,895,049	1,589,204	1999	40 yrs.
400-445 Lakeside Drive	Horsham, PA	—	543,628	4,910,226	2,760,384	583,628	7,630,610	8,214,238	2,267,628	1981	40 yrs.
455 Business Center Drive	Horsham, PA	—	1,351,011	2,503,449	1,892,811	1,322,317	4,424,954	5,747,271	783,460	2003	40 yrs.
5 Walnut Grove Drive	Horsham, PA	—	1,065,951	—	9,910,030	1,939,712	9,036,269	10,975,981	1,994,511	2000	40 yrs.
506 Prudential Road	Horsham, PA	—	208,140	895,470	652,633	208,140	1,548,102	1,756,243	397,359	1973	40 yrs.
555 Business Center Drive	Horsham, PA	—	727,420	1,353,650	181,096	709,967	1,552,200	2,262,167	297,092	2003	40 yrs.
680 Blair Mill Road	Horsham, PA	—	3,527,151		12,160,383	4,138,577	11,548,957	15,687,534	2,839,043	2001	40 yrs.
7 Walnut Grove Drive	Horsham, PA	—	2,631,696	—	18,304,278	2,631,956	18,304,018	20,935,974	145,951	2006	40 yrs.
700 Dresher Road	Horsham, PA	—	2,551,777	3,020,638	4,668,770	2,565,140	7,676,045	10,241,185	3,469,256	1987	40 yrs.
719 Dresher Road	Horsham, PA	*	493,426	2,812,067	251,335	495,112	3,061,716	3,556,828	755,442	1987	40 yrs.
507 Prudential Road	Horsham, PA	—	644,900	5,804,100	8,818,780	1,131,380	14,136,400	15,267,780	4,162,995	1988	40 yrs.
747 Dresher Road	Horsham, PA	—	1,607,238	—	5,139,699	1,607,977	5,138,960	6,746,937	2,428,966	1988	40 yrs.
767 Electronic Drive	Horsham, PA	*	1,229,685	—	3,442,013	1,241,970	3,429,728	4,671,697	1,593,901	1996	40 yrs.
10735 West Little York Road	Houston, TX	—	1,110,988	6,351,946	1,676,410	1,135,483	8,003,861	9,139,344	934,064	2000	40 yrs.
10739 West Little York Road	Houston, TX	—	797,931	5,950,894	242,625	799,560	6,191,890	6,991,450	960,100	1999	40 yrs.
11201 Greens Crossing Boulevard	Houston, TX	—	1,006,194	5,412,584	770,438	1,008,542	6,180,674	7,189,215	—	2007	40 yrs.
16405 Air Center Boulevard	Houston, TX	—	438,853	3,030,396	430,422	438,853	3,460,818	3,899,671	944,891	1997	40 yrs.
16445 Air Center Boulevard	Houston, TX	—	363,339	2,509,186	618,845	363,339	3,128,031	3,491,370	1,073,194	1997	40 yrs.
1646 Rankin Road	Houston, TX	—	329,961	—	4,895,914	592,234	4,633,640	5,225,874	182,817	2005	40 yrs.
16580 Air Center Boulevard	Houston, TX	—	289,000	3,559,857	269,417	289,000	3,829,274	4,118,275	952,367	1997	40 yrs.
16602 Central Green Boulevard	Houston, TX	—	284,403	—	4,496,262	503,779	4,276,886	4,780,665	252,986	2005	40 yrs.
16605 Air Center Boulevard	Houston, TX	—	298,999		3,770,315	496,186	3,573,128	4,069,314	915,831	2002	40 yrs.
16685 Air Center Boulevard	Houston, TX	—	—	—	2,935,268	414,691	2,520,577	2,935,268	261,429	2004	40 yrs.
1755 Trans Central Drive	Houston, TX	—	293,534	3,036,269	190,651	306,147	3,214,306	3,520,453	668,580	1999	40 yrs.
5200 N. Sam Houston Parkway	Houston, TX	—	1,519,458	7,135,548	1,170,936	1,520,074	8,305,868	9,825,942	—	2007	40 yrs.
5250 N. Sam Houston Parkway	Houston, TX	—	2,173,287	8,868,256	1,116,010	2,173,942	9,983,611	12,157,553	—	2007	40 yrs.
850 Greens Parkway	Houston, TX	—	2,893,405	11,593,197	1,708,393	2,899,861	13,295,133	16,194,994	—	2007	40 yrs.
860 Greens Parkway	Houston, TX	—	1,399,365	6,344,650	997,635	1,374,012	7,367,639	8,741,650	—	2007	40 yrs.
8801-19 & 8821-49 Fallbrook Drive	Houston, TX	—	2,290,001	15,297,141	1,590,836	2,290,002	16,887,976	19,177,978	2,022,295	2000	40 yrs.
8802-8824 Fallbrook Drive	Houston, TX	—	1,114,406	6,364,767	663,613	1,114,433	7,028,353	8,142,786	840,089	2004	40 yrs.
8825-8839 N Sam Houston Pkwy	Houston, TX	—	638,453	3,258,815	565,274	638,477	3,824,064	4,462,542	362,142	2004	40 yrs.
8850-8872 Fallbrook Drive	Houston, TX	—	504,317	2,878,351	1,014,679	504,341	3,893,006	4,397,347	395,260	2004	40 yrs.
10 North Park Drive	Hunt Valley, MD	—	2,211,969	7,816,042	234,730	2,211,969	8,050,771	10,262,741	847,619	2003	40 yrs.
20 Wright Avenue	Hunt Valley, MD	—	1,205,946	—	9,631,918	1,861,025	8,976,839	10,837,864	1,708,149	2001	40 yrs.
307 International Circle	Hunt Valley, MD	—	3,538,319	14,190,832	12,949,813	3,542,881	27,136,083	30,678,964	1,680,609	2004	40 yrs.
309 International Circle	Hunt Valley, MD	—	613,667	2,458,204	651,283	615,096	3,108,057	3,723,154	210,540	2004	40 yrs.
311 International Circle	Hunt Valley, MD	—	313,365	1,281,093	76,922	314,572	1,356,808	1,671,381	71,468	2004	40 yrs.
4 North Park Drive	Hunt Valley, MD	—	3,269,948	13,551,370	545,606	3,269,948	14,096,976	17,366,924	1,773,089	2003	40 yrs.
6 North Park Drive	Hunt Valley, MD	—	2,077,949	8,770,566	981,110	2,077,949	9,751,676	11,829,625	1,325,458	2003	40 yrs.
10245 Centurion Parkway North	Jacksonville, FL	—	852,644	3,510,889	967,927	853,704	4,477,755	5,331,460	1,152,505	1996	40 yrs.

LIBERTY PROPERTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2007

					Costs
					Capitalized					Date of
					Subsequent	Gross Amount Carried at End of Period			Accumulated	Construction	Depreciable
			Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2007	12/31/07	Acquisition	(years)
OPERATING PROPERTIES
11777 Central Highway	Jacksonville, FL	—	92,207	429,997	1,275,050	140,426	1,656,828	1,797,254	1,088,524	1985	40 yrs.
4190 Belfort Road	Jacksonville, FL	—	821,000	5,866,000	3,319,759	827,420	9,179,339	10,006,759	4,235,466	1986	40 yrs.
4345 Southpoint Parkway	Jacksonville, FL	—	—	—	8,791,159	418,093	8,373,065	8,791,159	2,559,557	1998	40 yrs.
4801 Executive Park Court - 100	Jacksonville, FL	—	554,993	2,993,277	1,321,576	554,542	4,315,303	4,869,846	1,507,461	1990	40 yrs.
4801 Executive Park Court - 200	Jacksonville, FL	—	370,017	1,995,518	367,780	370,039	2,363,276	2,733,315	678,769	1990	40 yrs.
4810 Executive Park Court	Jacksonville, FL	—	369,694	3,045,639	937,609	370,039	3,982,903	4,352,942	1,059,805	1990	40 yrs.
4815 Executive Park Court - 100	Jacksonville, FL	—	366,317	1,975,393	409,677	366,339	2,385,048	2,751,387	793,562	1995	40 yrs.
4815 Executive Park Court - 200	Jacksonville, FL	—	462,522	2,494,397	457,548	462,549	2,951,918	3,414,467	965,374	1995	40 yrs.
4820 Executive Park Court	Jacksonville, FL	—	555,173	2,693,130	777,348	555,213	3,470,439	4,025,651	1,007,193	1997	40 yrs.
4825 Executive Park Court	Jacksonville, FL	—	601,278	3,242,491	282,810	601,401	3,525,178	4,126,579	1,076,657	1996	40 yrs.
4887 Belfort Road	Jacksonville, FL	—	1,299,202		7,916,788	1,665,915	7,550,074	9,215,989	1,728,371	2002	40 yrs.
4899 Belfort Road	Jacksonville, FL	—	1,299,201	—	8,325,889	1,207,751	8,417,339	9,625,090	2,064,295	2000	40 yrs.
4901 Belfort Road	Jacksonville, FL	—	877,964	2,360,742	2,899,717	877,964	5,260,459	6,138,423	1,886,142	1986	40 yrs.
4905 Belfort Street	Jacksonville, FL	—	638,154	—	3,465,151	641,272	3,462,033	4,103,305	992,077	2000	40 yrs.
5201 Gate Parkway	Jacksonville, FL	—	3,836,532	—	21,414,727	4,269,346	20,981,913	25,251,260	1,229,452	2005	40 yrs.
6600 Southpoint Parkway	Jacksonville, FL	—	998,432	4,055,727	828,152	1,002,704	4,879,607	5,882,311	1,599,460	1986	40 yrs.
6601 Executive Park Circle North	Jacksonville, FL	—	551,250	3,128,361	106,408	551,250	3,234,768	3,786,018	782,910	1992	40 yrs.
6602 Executive Park Court - 100	Jacksonville, FL	—	388,519	2,095,293	299,475	388,541	2,394,745	2,783,287	707,625	1993	40 yrs.
6602 Executive Park Court - 200	Jacksonville, FL	—	296,014	1,596,347	437,796	296,032	2,034,126	2,330,157	583,710	1993	40 yrs.
6620 Southpoint Drive	Jacksonville, FL	—	614,602	4,267,477	1,001,006	614,602	5,268,482	5,883,085	1,698,587	1984	40 yrs.
6631 Executive Park Court - 100	Jacksonville, FL	—	251,613	1,356,849	482,785	251,627	1,839,620	2,091,247	711,295	1994	40 yrs.
6631 Executive Park Court - 200	Jacksonville, FL	—	406,561	2,195,070	272,425	407,043	2,467,013	2,874,056	748,398	1994	40 yrs.
6700 Southpoint Parkway	Jacksonville, FL	—	620,719	2,989,746	750,311	624,215	3,736,561	4,360,776	1,443,345	1987	40 yrs.
7014 AC Skinner Parkway	Jacksonville, FL	—	574,198	—	3,568,668	780,486	3,362,380	4,142,866	1,268,559	1999	40 yrs.
7016 AC Skinner Parkway	Jacksonville, FL	—	597,181	—	2,373,250	602,633	2,367,799	2,970,431	1,091,943	1996	40 yrs.
7018 AC Skinner Parkway	Jacksonville, FL	—	840,996	—	4,669,430	846,461	4,663,965	5,510,426	2,049,068	1997	40 yrs.
7020 AC Skinner Parkway	Jacksonville, FL	—	398,257	—	2,775,001	749,811	2,423,448	3,173,258	1,099,538	1996	40 yrs.
7022 AC Skinner Parkway	Jacksonville, FL	—	706,934	—	3,572,340	853,981	3,425,294	4,279,274	1,416,112	1996	40 yrs.
7077 Bonneval Road	Jacksonville, FL	—	768,000	5,789,000	3,434,464	774,020	9,217,444	9,991,464	3,743,688	1988	40 yrs.
7251 Salisbury Road	Jacksonville, FL	—	—	—	3,567,820	662,559	2,905,261	3,567,820	819,896	2000	40 yrs.
7255 Salisbury Road	Jacksonville, FL	—	392,060		2,975,677	680,766	2,686,971	3,367,737	595,294	2002	40 yrs.
7970 Bayberry Road	Jacksonville, FL	—	127,520	—	1,366,849	129,979	1,364,391	1,494,369	1,061,963	1978	40 yrs.
7980 Bayberry Road	Jacksonville, FL	—	330,726	1,338,101	17,776	330,726	1,355,877	1,686,603	366,188	1978	40 yrs.
8665,8667,8669 Baypine Road	Jacksonville, FL	—	966,552	—	5,882,947	974,959	5,874,540	6,849,499	2,827,413	1987	40 yrs.
8775 Baypine Road	Jacksonville, FL	—	906,804	—	9,967,357	913,013	9,961,148	10,874,161	1,807,389	1989	40 yrs.
151 South Warner Road	King of Prussia, PA	—	1,218,086	6,937,866	280,315	1,186,972	7,249,295	8,436,267	2,047,040	1980	40 yrs.
2100 Renaissance Boulevard	King of Prussia, PA	—	1,110,111	—	9,339,057	1,132,519	9,316,649	10,449,169	2,815,873	1999	40 yrs.
2201 Renaissance Boulevard	King of Prussia, PA	—	—	—	15,578,624	2,413,514	13,165,110	15,578,624	3,555,287	2000	40 yrs.
2300 Renaissance Boulevard	King of Prussia, PA	—	509,580	—	3,042,297	574,152	2,977,725	3,551,877	861,386	1999	40 yrs.
2301 Renaissance Boulevard	King of Prussia, PA	—	1,645,246	—	30,063,879	4,581,649	27,127,475	31,709,124	5,061,184	2002	40 yrs.
2500 Renaissance Boulevard	King of Prussia, PA	—	509,580	—	2,877,654	592,886	2,794,347	3,387,234	1,017,641	1999	40 yrs.
2520 Renaissance Boulevard	King of Prussia, PA	—	1,020,000	—	5,005,045	978,402	5,046,643	6,025,045	2,011,014	1999	40 yrs.
2540 Renaissance Boulevard	King of Prussia, PA	—	—	—	1,625,497	274,341	1,351,156	1,625,497	397,414	2000	40 yrs.
2560 Renaissance Boulevard	King of Prussia, PA	—	—	—	3,729,254	649,792	3,079,462	3,729,254	870,817	2000	40 yrs.
2700 Horizon Drive	King of Prussia, PA	—	764,370	—	3,682,628	867,815	3,579,183	4,446,998	1,262,969	1998	40 yrs.
2900 Horizon Drive	King of Prussia, PA	—	679,440	—	3,503,074	774,096	3,408,418	4,182,514	1,003,808	1998	40 yrs.
3200 Horizon Drive	King of Prussia, PA	—	928,637	—	7,045,235	1,210,137	6,763,734	7,973,871	2,642,202	1996	40 yrs.
3400 Horizon Drive	King of Prussia, PA	—	776,496	3,139,068	1,277,980	776,496	4,417,048	5,193,544	1,210,636	1995	40 yrs.
3600 Horizon Drive	King of Prussia, PA	—	236,432	1,856,252	735,267	236,432	2,591,519	2,827,950	621,673	1989	40 yrs.
3602 Horizon Drive	King of Prussia, PA	—	217,734	1,759,489	338,288	217,809	2,097,701	2,315,510	611,029	1989	40 yrs.
3604 Horizon Drive	King of Prussia, PA	—	397,178	—	1,628,512	350,874	1,674,816	2,025,690	719,391	1998	40 yrs.
3606 Horizon Drive	King of Prussia, PA	—	789,409	—	1,940,816	815,855	1,914,370	2,730,225	830,564	1997	40 yrs.
440 East Swedesford Road	King of Prussia, PA	—	717,001	4,816,121	2,782,658	717,001	7,598,780	8,315,780	2,974,117	1988	40 yrs.
460 East Swedesford Road	King of Prussia, PA	—	705,317	4,737,487	4,033,879	705,317	8,771,367	9,476,683	2,146,214	1988	40 yrs.
650 Swedesford Road	King of Prussia, PA	—	952,911	6,722,830	9,553,119	952,911	16,275,948	17,228,859	6,443,680	1971	40 yrs.
680 Swedesford Road	King of Prussia, PA	—	952,361	6,722,830	8,367,206	952,361	15,090,036	16,042,397	6,125,567	1971	40 yrs.
170 South Warner Road	King of Prussia, PA	—	547,800	3,137,400	3,998,873	458,232	7,225,841	7,684,073	3,247,927	1980	40 yrs.
190 South Warner Road	King of Prussia, PA	—	552,200	3,162,600	1,646,925	461,909	4,899,816	5,361,725	2,328,044	1980	40 yrs.
3000 Horizon Drive	King of Prussia, PA	—	1,191,449	—	2,309,358	946,703	2,554,103	3,500,806	624,001	1997	40 yrs.
3100 Horizon Drive	King of Prussia, PA	—	601,956	—	2,068,047	611,436	2,058,568	2,670,003	796,533	1995	40 yrs.
3500 Horizon Drive	King of Prussia, PA	—	1,204,839	—	2,630,229	1,223,875	2,611,193	3,835,068	761,849	1996	40 yrs.
11425 State Highway 225	LaPorte, TX	—	975,974	3,409,036	8,956	977,542	3,416,424	4,393,966	153,025	2006	40 yrs.
11503 State Highway 225	LaPorte, TX	—	2,561,931	9,779,023	22,961	2,566,047	9,797,868	12,363,915	349,382	2006	40 yrs.
7528 Walker Way	Lehigh Valley, PA	—	893,441	—	5,514,510	779,330	5,628,622	6,407,952	369,596	2004	40 yrs.
8301 Industrial Boulevard	Lehigh, PA	—	11,249,550	—	44,289,683	11,254,716	44,284,517	55,539,233	2,424,466	2005	40 yrs.
1201 East Whitcomb Avenue	Madison Heights, MI	—	302,567	1,213,232	(167,324)	302,567	1,045,908	1,348,475	302,059	1980	40 yrs.
31700 Research Park Drive	Madison Heights, MI	—	373,202	1,824,721	(157,588)	373,203	1,667,132	2,040,335	428,692	1988	40 yrs.
31811 Sherman Avenue	Madison Heights, MI	—	207,599	1,179,010	(129,901)	207,599	1,049,109	1,256,708	285,295	1983	40 yrs.
1901 Summit Tower Boulevard	Maitland, FL	—	6,078,791	12,348,567	1,672,377	6,083,206	14,016,530	20,099,736	3,235,464	1998	40 yrs.
1 Country View Road	Malvern, PA	—	400,000	3,600,000	1,004,647	406,421	4,598,226	5,004,647	1,603,681	1982	40 yrs.
1 Great Valley Parkway	Malvern, PA	—	419,460	3,792,570	330,704	419,460	4,123,273	4,542,734	1,167,180	1982	40 yrs.
10 Great Valley Parkway	Malvern, PA	—	823,540	1,341,376	290,237	832,244	1,622,908	2,455,152	191,633	2003	40 yrs.
100 Chesterfield Parkway	Malvern, PA	—	1,320,625	—	6,708,774	1,450,534	6,578,865	8,029,399	2,515,682	1998	40 yrs.

LIBERTY PROPERTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2007

					Costs
					Capitalized					Date of
					Subsequent	Gross Amount Carried at End of Period			Accumulated	Construction	Depreciable
			Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2007	12/31/07	Acquisition	(years)
OPERATING PROPERTIES
1001 Cedar Hollow Road	Malvern, PA	—	1,436,814	—	16,077,184	1,676,470	15,837,528	17,513,998	5,562,516	1998	40 yrs.
11 Great Valley Parkway	Malvern, PA	—	496,297	—	3,226,924	708,331	3,014,890	3,723,221	741,324	2001	40 yrs.
11,15 Great Valley Parkway	Malvern, PA	*	1,837,050	—	15,005,064	1,837,878	15,004,237	16,842,114	10,164,683	1986	40 yrs.
18 Great Valley Parkway	Malvern, PA	—	394,036	3,976,221	99,539	397,293	4,072,504	4,469,796	928,009	1980	40 yrs.
2 West Liberty Boulevard	Malvern, PA	—	5,405,041	—	11,329,711	5,405,042	11,329,711	16,734,753	802,169	2003	40 yrs.
200 Chesterfield Parkway	Malvern, PA	—	495,893	2,739,093	600,377	588,123	3,247,240	3,835,363	2,004,532	1989	40 yrs.
27-43 Great Valley Parkway	Malvern, PA	—	448,775	—	2,545,542	449,447	2,544,870	2,994,317	1,617,224	1977	40 yrs.
3 Country View Road	Malvern, PA	*	814,278	—	4,946,433	1,128,881	4,631,830	5,760,711	1,126,106	1998	40 yrs.
375 Technology Drive	Malvern, PA	—	191,114	—	1,961,140	234,922	1,917,331	2,152,254	761,972	1998	40 yrs.
40 Liberty Boulevard	Malvern, PA	—	4,241,137	17,737,090	2,182,842	4,241,167	19,919,901	24,161,068	5,756,934	1989	40 yrs.
425 Technology Drive	Malvern, PA	—	191,114	—	2,112,927	321,473	1,982,568	2,304,041	772,261	1998	40 yrs.
45 Liberty Boulevard	Malvern, PA	—	4,380,221	—	15,314,868	4,749,748	14,945,341	19,695,089	5,007,849	1999	40 yrs.
45-67 Great Valley Parkway	Malvern, PA	—	795,143	—	3,388,579	795,831	3,387,891	4,183,722	2,268,978	1974	40 yrs.
5 Great Valley Parkway	Malvern, PA	—	684,200	6,181,661	1,366,504	684,200	7,548,165	8,232,365	2,112,094	1983	40 yrs.
50 Morehall Road	Malvern, PA	—	849,576	—	13,043,717	1,337,076	12,556,217	13,893,293	4,795,872	1997	40 yrs.
600 Chesterfield Parkway	Malvern, PA	—	2,013,750	—	8,255,128	2,170,359	8,098,519	10,268,878	2,668,623	1999	40 yrs.
700 Chesterfield Parkway	Malvern, PA	—	2,013,750	—	8,215,954	2,157,617	8,072,087	10,229,704	2,641,192	1999	40 yrs.
10 Valley Stream Parkway	Malvern, PA	*	509,075	—	3,142,498	509,899	3,141,674	3,651,573	1,797,109	1984	40 yrs.
10, 20 Liberty Boulevard	Malvern, PA	—	724,058	—	5,760,414	724,846	5,759,626	6,484,472	2,659,056	1985	40 yrs.
12,14,16 Great Valley Parkway	Malvern, PA	—	130,689	—	1,560,924	128,767	1,562,846	1,691,613	947,476	1982	40 yrs.
14 Lee Boulevard	Malvern, PA	—	664,282	—	6,022,257	643,892	6,042,647	6,686,539	2,889,745	1988	40 yrs.
155 Great Valley Parkway	Malvern, PA	—	625,147	—	2,627,280	626,068	2,626,359	3,252,427	1,612,026	1981	40 yrs.
20 Valley Stream Parkway	Malvern, PA	—	465,539	—	5,710,974	466,413	5,710,099	6,176,513	3,109,162	1987	40 yrs.
205 Great Valley Parkway	Malvern, PA	—	1,368,259	—	10,971,028	1,369,003	10,970,284	12,339,287	6,993,606	1981	40 yrs.
256 Great Valley Parkway	Malvern, PA	—	161,098	—	1,785,717	161,949	1,784,866	1,946,815	1,199,487	1980	40 yrs.
257-275 Great Valley Parkway	Malvern, PA	—	504,611	—	5,173,127	505,458	5,172,280	5,677,738	3,167,414	1983	40 yrs.
277-293 Great Valley Parkway	Malvern, PA	—	530,729	—	2,331,543	531,534	2,330,737	2,862,272	1,408,487	1984	40 yrs.
30 Great Valley Parkway	Malvern, PA	—	128,126	—	385,634	128,783	384,977	513,760	323,191	1975	40 yrs.
300 Technology Drive	Malvern, PA	—	368,626	—	1,344,816	374,497	1,338,945	1,713,442	738,244	1985	40 yrs.
300-400 Chesterfield Parkway	Malvern, PA	—	937,212	—	5,547,950	1,012,395	5,472,767	6,485,162	2,782,618	1988	40 yrs.
311 Technology Drive	Malvern, PA	—	397,131	—	2,804,635	397,948	2,803,818	3,201,766	1,530,740	1984	40 yrs.
333 Phoenixville Pike	Malvern, PA	—	523,530	—	3,100,124	524,230	3,099,424	3,623,654	1,655,142	1985	40 yrs.
40 Valley Stream Parkway	Malvern, PA	—	322,918	—	3,190,655	325,775	3,187,798	3,513,573	1,504,112	1987	40 yrs.
420 Lapp Road	Malvern, PA	—	1,054,418	—	6,995,902	1,055,243	6,995,077	8,050,320	3,321,024	1989	40 yrs.
5 Country View Road	Malvern, PA	*	785,168	4,678,632	793,019	786,235	5,470,583	6,256,819	2,084,693	1985	40 yrs.
50 Valley Stream Parkway	Malvern, PA	—	323,971	—	2,792,354	323,792	2,792,533	3,116,325	1,263,422	1987	40 yrs.
500 Chesterfield Parkway	Malvern, PA	—	472,364	—	3,322,845	519,463	3,275,746	3,795,209	1,735,165	1988	40 yrs.
508 Lapp Road	Malvern, PA	—	331,392	—	2,021,104	332,216	2,020,280	2,352,496	1,281,611	1984	40 yrs.
510 Lapp Road	Malvern, PA	*	356,950	—	926,587	357,751	925,786	1,283,537	594,192	1983	40 yrs.
55 Valley Stream Parkway	Malvern, PA	—	215,005	—	4,393,160	215,818	4,392,348	4,608,165	2,100,807	1983	40 yrs.
60 Morehall Road	Malvern, PA	—	865,424	9,285,000	4,971,296	884,974	14,236,746	15,121,720	6,986,069	1989	40 yrs.
65 Valley Stream Parkway	Malvern, PA	—	381,544	—	7,189,981	382,361	7,189,164	7,571,525	4,191,547	1983	40 yrs.
7 Great Valley Parkway	Malvern, PA	—	176,435	—	5,102,721	177,317	5,101,840	5,279,156	3,030,399	1985	40 yrs.
75 Great Valley Parkway	Malvern, PA	279,414	143,074	—	772,076	143,811	771,338	915,150	608,527	1977	40 yrs.
77-123 Great Valley Parkway	Malvern, PA	—	887,664	—	5,983,795	888,359	5,983,100	6,871,459	3,602,353	1978	40 yrs.
7550 Meridian Circle	Maple Grove, MN	—	513,250	2,901,906	294,337	513,250	3,196,242	3,709,492	817,635	1989	40 yrs.
10 Stow Road	Marlton, NJ	—	147,000	1,451,536	787,707	147,318	2,238,925	2,386,243	1,032,155	1988	40 yrs.
12 Stow Road	Marlton, NJ	—	103,300	1,021,036	354,854	103,618	1,375,573	1,479,190	632,219	1988	40 yrs.
14 Stow Road	Marlton, NJ	—	93,100	920,336	444,304	93,418	1,364,323	1,457,740	628,804	1988	40 yrs.
301 Lippincott Drive	Marlton, NJ	—	1,069,837	4,780,163	1,577,896	1,069,838	6,358,058	7,427,896	2,328,404	1988	40 yrs.
303 Lippincott Drive	Marlton, NJ	—	1,069,837	4,780,163	3,012,067	1,069,838	7,792,229	8,862,067	2,642,524	1988	40 yrs.
400 Lippincott Drive	Marlton, NJ	—	69,402		3,653,411	317,799	3,405,014	3,722,813	1,059,150	1999	40 yrs.
402 Lippincott Drive	Marlton, NJ	—	131,896	—	1,941,830	131,896	1,941,830	2,073,726	749,536	1997	40 yrs.
404 Lippincott Drive	Marlton, NJ	—	131,896	—	1,814,934	131,896	1,814,934	1,946,830	698,698	1997	40 yrs.
406 Lippincott Drive	Marlton, NJ	—	321,455	1,539,871	1,078,839	327,554	2,612,611	2,940,165	1,043,767	1990	40 yrs.
701A Route 73 South	Marlton, NJ	—	264,387	3,772,000	3,979,178	271,743	7,743,822	8,015,565	3,565,618	1987	40 yrs.
701C Route 73 South	Marlton, NJ	—	84,949	1,328,000	451,599	96,161	1,768,387	1,864,548	721,854	1987	40 yrs.
8 Stow Road	Marlton, NJ	—	172,600	1,704,436	275,284	172,945	1,979,375	2,152,320	733,173	1988	40 yrs.
9 Stow Road	Marlton, NJ	—	652,642	1,765,065	940,082	654,779	2,703,010	3,357,789	862,641	1989	40 yrs.
901 Route 73	Marlton, NJ	—	334,411	2,733,314	822,683	334,411	3,555,997	3,890,408	1,187,738	1985	40 yrs.
65 Brookfield Oaks Drive	Mauldin, SC	—	557,174	—	2,745,259	506,318	2,796,116	3,302,434	169,900	2004	40 yrs.
75 Brookfield Oaks Drive	Mauldin, SC	—	419,731	—	2,476,356	430,909	2,465,178	2,896,087	172,319	2003	40 yrs.
10855 West Park Place	Milwaukee, WI	—	122,894		3,043,854	424,710	2,742,038	3,166,748	541,626	2002	40 yrs.
11050 West Liberty Drive	Milwaukee, WI	—	—	—	3,955,702	914,760	3,040,942	3,955,702	97,769	2005	40 yrs.
11100 West Liberty Drive	Milwaukee, WI	—	1,800,000		7,537,760	1,801,024	7,536,736	9,337,760	1,032,265	2003	40 yrs.
11301 W. Lake Park Drive	Milwaukee, WI	—	614,477	2,626,456	123,888	619,465	2,745,357	3,364,821	610,435	1987	40 yrs.
11400 W. Lake Park Drive	Milwaukee, WI	—	439,595	2,357,904	255,382	443,101	2,609,780	3,052,881	593,216	1986	40 yrs.
11414 West Park Place	Milwaukee, WI	—	234,443		10,613,283	491,531	10,356,196	10,847,727	2,698,542	2001	40 yrs.
11425 W. Lake Park Drive	Milwaukee, WI	—	382,256	2,350,619	978,198	385,305	3,325,768	3,711,073	1,141,533	1987	40 yrs.
11520 West Calumet Road	Milwaukee, WI	—	341,698	1,527,548	78,494	341,698	1,606,042	1,947,740	326,648	1995	40 yrs.
11900 W. Lake Park Drive	Milwaukee, WI	—	347,853	2,396,887	1,077,279	350,628	3,471,392	3,822,020	1,064,356	1987	40 yrs.
11950 W. Lake Park Drive	Milwaukee, WI	—	391,813	2,340,118	570,702	394,938	2,907,695	3,302,633	848,494	1986	40 yrs.
12100 West Park Place	Milwaukee, WI	—	534,470	3,239,389	572,084	532,370	3,813,573	4,345,943	943,035	1984	40 yrs.

LIBERTY PROPERTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2007

					Costs
					Capitalized					Date of
					Subsequent	Gross Amount Carried at End of Period			Accumulated	Construction	Depreciable
			Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2007	12/31/07	Acquisition	(years)
OPERATING PROPERTIES
7800 N. 113th Street	Milwaukee, WI	—	1,711,964	6,847,857	429,943	1,711,964	7,277,800	8,989,764	1,959,403	1991	40 yrs.
4600 Nathan Lane	Minneapolis, MN	—	1,063,558		6,777,642	1,038,197	6,803,003	7,841,200	1,775,458	2002	40 yrs.
4700 Nathan Lane North	Minneapolis, MN	—	1,501,308	8,446,083	225,056	1,501,308	8,671,139	10,172,447	1,839,196	1996	40 yrs.
12501 & 12701 Whitewater Drive	Minnegonka, MN	—	2,175,209	3,948,085	7,266,874	2,177,953	11,212,215	13,390,168	1,153,911	1986	40 yrs.
5400-5500 Feltl Road	Minnetonka, MN	—	883,895	7,983,345	2,232,815	883,895	10,216,160	11,100,055	2,875,930	1985	40 yrs.
5600 & 5610 Rowland Road	Minnetonka, MN	—	828,650	7,399,409	1,601,312	829,263	9,000,107	9,829,370	3,259,190	1988	40 yrs.
3350 SW 148th Avenue	Miramar, FL	—	2,960,511	—	19,572,260	2,980,689	19,552,081	22,532,771	5,101,252	2000	40 yrs.
3400 Lakeside Drive	Miramar, FL	—	2,022,153	11,345,881	1,490,617	2,022,153	12,836,497	14,858,651	3,511,199	1990	40 yrs.
3450 Lakeside Drive	Miramar, FL	—	2,022,152	11,357,143	2,300,951	2,022,152	13,658,094	15,680,246	3,968,825	1990	40 yrs.
324 Park Knoll Drive	Morrisville, NC	—	1,449,092	4,424,932	173,445	1,449,450	4,598,019	6,047,469	32,711	2007	40 yrs.
619 Distribution Drive	Morrisville, NC	—	1,031,430	5,655,167	189,953	1,031,685	5,844,865	6,876,550	60,731	2007	40 yrs.
627 Distribution Drive	Morrisville, NC	—	1,061,370	5,152,110	192,986	1,061,632	5,344,834	6,406,466	34,509	2007	40 yrs.
701 Distribution Drive	Morrisville, NC	—	1,300,889	5,313,226	167,064	1,301,211	5,479,968	6,781,179	28,598	2007	40 yrs.
300 Fellowship Road	Mt Laurel, NJ	—	—	—	7,338,755	1,098,904	6,239,851	7,338,755	629,250	2004	40 yrs.
3001 Leadenhall Road	Mt Laurel, NJ	—	1,925,719	191,390	10,965,396	1,936,489	11,146,016	13,082,505	1,304,946	2003	40 yrs.
302 Fellowship Road	Mt Laurel, NJ	—	1,512,120	—	2,920,827	539,060	3,893,887	4,432,947	220,401	2001	40 yrs.
350 Fellowship Road	Mt Laurel, NJ	—	2,960,159	1,449,611	4,550,124	2,970,687	5,989,207	8,959,894	180,619	2006	40 yrs.
4001 Leadenhall Road	Mt. Laurel, NJ	—	3,207,885	391,167	18,844,592	2,784,694	19,658,950	22,443,644	3,445,467	2002	40 yrs.
1000 Briggs Road	Mt. Laurel, NJ	—	288,577	2,546,537	1,457,682	288,577	4,004,219	4,292,796	1,595,432	1986	40 yrs.
1001 Briggs Road	Mt. Laurel, NJ	—	701,705	3,505,652	2,110,296	701,705	5,615,948	6,317,654	2,106,384	1986	40 yrs.
1015 Briggs Road	Mt. Laurel, NJ	—	356,987	—	3,668,207	470,659	3,554,535	4,025,194	933,413	2000	40 yrs.
1020 Briggs Road	Mt. Laurel, NJ	—	494,334	—	3,162,455	569,184	3,087,606	3,656,789	923,496	1999	40 yrs.
1025 Briggs Road	Mt. Laurel, NJ	536,925	430,990	3,714,828	1,212,452	430,990	4,927,280	5,358,270	1,665,511	1987	40 yrs.
11000, 15000 Commerce Parkway	Mt. Laurel, NJ	—	310,585	4,394,900	383,778	311,950	4,777,313	5,089,263	2,180,113	1985	40 yrs.
12000, 14000 Commerce Parkway	Mt. Laurel, NJ	—	361,800	3,285,817	977,119	362,855	4,261,881	4,624,736	1,585,428	1985	40 yrs.
1300 Route 73 North	Mt. Laurel, NJ	—	449,400	3,074,850	2,117,661	450,558	5,191,353	5,641,911	1,738,175	1988	40 yrs.
16000, 18000 Commerce Parkway	Mt. Laurel, NJ	—	289,700	2,512,683	753,744	290,545	3,265,582	3,556,127	1,220,192	1985	40 yrs.
17000 Commerce Parkway	Mt. Laurel, NJ	—	144,515		3,445,866	144,515	3,445,866	3,590,381	814,659	2001	40 yrs.
2000 Crawford Place	Mt. Laurel, NJ	—	310,831	2,797,744	2,845,000	310,831	5,642,744	5,953,575	2,302,923	1986	40 yrs.
3000 Atrium Way	Mt. Laurel, NJ	—	500,000	4,500,000	4,885,795	512,018	9,373,777	9,885,795	4,217,090	1987	40 yrs.
5000 Dearborn Court	Mt. Laurel, NJ	—	1,057,763	4,191,827	1,619,444	1,057,763	5,811,271	6,869,034	1,359,893	1988	40 yrs.
6000 Commerce Parkway	Mt. Laurel, NJ	—	234,151	2,022,683	913,691	234,151	2,936,374	3,170,525	962,597	1985	40 yrs.
7000 Commerce Parkway	Mt. Laurel, NJ	—	260,014	2,236,684	427,949	260,014	2,664,633	2,924,647	828,409	1984	40 yrs.
8000 Commerce Parkway	Mt. Laurel, NJ	—	234,814	1,995,098	518,122	234,814	2,513,220	2,748,034	682,267	1983	40 yrs.
9000 Commerce Parkway	Mt. Laurel, NJ	—	286,587	2,474,820	986,021	286,587	3,460,840	3,747,428	1,116,743	1983	40 yrs.
6 Terry Drive	Newtown, PA	—	622,029	2,228,851	846,148	622,205	3,074,822	3,697,027	991,218	1981	40 yrs.
550-590 Hale Avenue	Oakdale, MN	—	765,535	3,488,754	557,745	766,390	4,045,644	4,812,034	1,009,344	1996	40 yrs.
1879 Lamont Avenue	Odenton, MD	—	1,976,000	8,099,579	2,469,160	2,011,030	10,533,709	12,544,739	873,140	2004	40 yrs.
350 Winmeyer Avenue	Odenton, MD	—	1,778,400	7,289,165	1,867,935	1,809,927	9,125,573	10,935,500	675,355	2004	40 yrs.
10003 Satellite Boulevard	Orlando, FL	—	680,312	2,120,754	1,487,165	680,312	3,607,919	4,288,231	544,415	2003	40 yrs.
10511 & 10611 Satellite Boulevard	Orlando, FL	—	517,554	2,568,186	486,338	522,991	3,049,087	3,572,078	934,847	1985	40 yrs.
10771 Palm Bay Drive	Orlando, FL	—	664,605		2,362,814	685,383	2,342,035	3,027,419	358,052	2001	40 yrs.
1090 Gills Drive	Orlando, FL	—	878,320	2,558,833	1,371,034	878,320	3,929,867	4,808,187	425,791	2003	40 yrs.
1400-1440 Central Florida Parkway	Orlando, FL	—	518,043	2,561,938	532,512	518,043	3,094,451	3,612,493	805,450	1962	40 yrs.
1902 Cypress Lake Drive	Orlando, FL	—	523,512	3,191,790	880,341	538,512	4,057,131	4,595,643	1,229,775	1989	40 yrs.
1950 Summit Park Drive	Orlando, FL	—	2,573,700	17,478,646	551,660	2,583,667	18,020,339	20,604,006	1,280,052	2005	40 yrs.
1958 Summit Park Drive	Orlando, FL	—	2,573,961	11,206,937	8,841,420	2,583,216	20,039,102	22,622,318	1,460,000	2005	40 yrs.
2202 Taft-Vineland Road	Orlando, FL	—	—	—	6,630,654	1,283,713	5,346,941	6,630,654	818,689	2004	40 yrs.
2216 Directors Row	Orlando, FL	—	453,918	2,572,202	27,479	453,918	2,599,681	3,053,599	621,042	1998	40 yrs.
2256 Taft-Vineland Road	Orlando, FL	—	467,296	—	2,494,210	825,673	2,135,833	2,961,506	168,879	2005	40 yrs.
2351 Investors Row	Orlando, FL	—	2,261,924	7,496,249	411,516	2,263,211	7,906,478	10,169,689	580,050	2004	40 yrs.
2400 South Lake Orange Drive	Orlando, FL	—	385,964	—	2,408,252	642,427	2,151,789	2,794,216	428,649	2001	40 yrs.
2416 Lake Orange Drive	Orlando, FL	—	535,964		3,157,069	704,800	2,988,233	3,693,033	860,785	2002	40 yrs.
3701-3727 Vineland Road	Orlando, FL	—	767,929	2,096,504	412,624	767,929	2,509,128	3,277,057	636,115	1985	40 yrs.
6200 Lee Vista Boulevard	Orlando, FL	—	1,423,584	6,399,510	65,322	1,435,301	6,453,115	7,888,416	305,622	2006	40 yrs.
6501 Lee Vista Boulevard	Orlando, FL	—	903,701		5,560,142	925,671	5,538,172	6,463,843	885,582	2001	40 yrs.
6923 Lee Vista Boulevard	Orlando, FL	—	903,701	—	3,790,657	830,953	3,863,405	4,694,358	87,873	2006	40 yrs.
7022 TPC Drive	Orlando, FL	—	1,443,510	6,845,559	537,018	1,457,286	7,368,802	8,826,087	313,517	2006	40 yrs.
7100 TPC Drive	Orlando, FL	—	1,431,489	7,948,341	467,474	1,445,807	8,401,496	9,847,303	295,955	2006	40 yrs.
7101 TPC Drive	Orlando, FL	—	1,553,537	5,301,499	780,510	1,570,863	6,064,683	7,635,546	218,818	2006	40 yrs.
7315 Kingspointe Parkway	Orlando, FL	—	1,931,697	6,388,203	2,218,758	1,932,004	8,606,654	10,538,658	956,926	2004	40 yrs.
9550 Satellite Boulevard	Orlando, FL	—	574,831	—	2,331,726	587,319	2,319,238	2,906,557	656,120	1999	40 yrs.
9600 Satellite Boulevard	Orlando, FL	—	252,850	1,297,923	62,116	252,850	1,360,039	1,612,889	376,669	1989	40 yrs.
9700 Satellite Boulevard	Orlando, FL	—	405,362	1,146,546	350,999	405,362	1,497,545	1,902,907	430,141	1989	40 yrs.
South Center Land-Phase II	Orlando, FL	—	838,853	—	4,081,850	767,953	4,152,751	4,920,703	167,128	2006	40 yrs.
N26 W23445 Paul Road	Pewaukee, WI	—	561,904	1,928,064	113,241	561,904	2,041,305	2,603,209	416,363	1985	40 yrs.
1 Crescent Drive	Philadelphia, PA	—	567,280	—	13,553,937	347,892	13,773,325	14,121,217	456,979	2004	40 yrs.
17th & JFK Tower	Philadelphia, PA	—	—		360,323,148	17,722,105	342,601,043	360,323,148	1,780,004	2005	40 yrs.
3 Franklin Plaza	Philadelphia, PA	—	2,483,144	—	32,150,134	2,514,519	32,118,759	34,633,278	6,965,923	1999	40 yrs.
4751 League Island Boulevard	Philadelphia, PA	—	992,965	331,924	6,753,197	1,022,081	7,056,006	8,078,087	781,613	2003	40 yrs.
4775 League Island Boulevard	Philadelphia, PA	—	891,892	—	5,297,375	366,982	5,822,285	6,189,267	11,338	2006	40 yrs.
8801 Tinicum Boulevard	Philadelphia, PA	—	2,474,031	—	43,598,952	125,087	45,947,896	46,072,983	13,773,560	1997	40 yrs.
4207 E. Cotton Center Boulevard	Phoenix, AZ	—	1,409,908	4,680,808	1,092,527	1,410,248	5,772,995	7,183,243	147,155	2007	40 yrs.

LIBERTY PROPERTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2007

					Costs
					Capitalized					Date of
					Subsequent	Gross Amount Carried at End of Period			Accumulated	Construction	Depreciable
			Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2007	12/31/07	Acquisition	(years)
OPERATING PROPERTIES
4217 E. Cotton Center Boulevard	Phoenix, AZ	—	4,831,925	10,045,599	969,985	4,833,088	11,014,421	15,847,509	193,521	2007	40 yrs.
4303 E. Cotton Center Boulvard	Phoenix, AZ	*	2,619,964	9,675,711	—	2,619,964	9,675,711	12,295,675	156,380	2007	40 yrs.
4313 E. Cotton Center Boulevard	Phoenix, AZ	*	3,895,539	16,724,283	567,679	3,895,539	17,291,962	21,187,501	264,137	2007	40 yrs.
4405 E. Cotton Center Boulevard	Phoenix, AZ	*	2,646,318	9,697,439	—	2,646,318	9,697,439	12,343,757	142,330	2007	40 yrs.
4410 E. Cotton Center Boulevard	Phoenix, AZ	—	4,758,484	10,559,563	900,340	4,765,172	11,453,215	16,218,387	—	2007	40 yrs.
4415 E. Cotton Center Boulevard	Phoenix, AZ	*	1,749,957	3,767,213	—	1,749,957	3,767,213	5,517,170	83,884	2007	40 yrs.
4425 E. Cotton Center Boulvard	Phoenix, AZ	*	7,318,457	24,549,401	—	7,318,457	24,549,401	31,867,858	390,360	2007	40 yrs.
4435 E. Cotton Center Boulevard	Phoenix, AZ	—	1,910,584	1,954,020	194,883	1,911,045	2,148,443	4,059,487	—	2007	40 yrs.
4750 S. 44th Place	Phoenix, AZ	—	3,756,307	8,336,400	608,733	3,761,587	8,939,853	12,701,440	—	2007	40 yrs.
9801 80th Avenue	Pleasant Prairie, WI	—	1,692,077	7,934,794	62,495	1,689,726	7,999,640	9,689,366	1,818,205	1994	40 yrs.
2250 Hickory Road	Plymouth Meeting, PA	—	1,015,851	9,175,555	2,653,138	1,032,507	11,812,038	12,844,545	3,348,814	1985	40 yrs.
14630-14650 28th Avenue North	Plymouth, MN	—	198,205	1,793,422	791,374	198,205	2,584,796	2,783,001	781,110	1978	40 yrs.
2800 Campus Drive	Plymouth, MN	—	395,366	3,554,512	1,114,936	395,366	4,669,447	5,064,814	1,587,548	1985	40 yrs.
2800 Northwest Boulevard	Plymouth, MN	—	1,934,438	10,952,503	487,190	1,934,438	11,439,693	13,374,130	2,977,242	1995	40 yrs.
2905 Northwest Boulevard	Plymouth, MN	—	516,920	4,646,342	1,830,557	516,920	6,476,899	6,993,819	2,266,092	1983	40 yrs.
2920 Northwest Boulevard	Plymouth, MN	—	392,026	3,433,678	656,167	384,235	4,097,636	4,481,871	1,235,384	1997	40 yrs.
2955 Xenium Lane	Plymouth, MN	—	151,238	1,370,140	500,457	151,238	1,870,597	2,021,835	671,827	1985	40 yrs.
9600 54th Avenue	Plymouth, MN	—	332,317	3,077,820	1,020,792	332,317	4,098,612	4,430,929	1,194,422	1998	40 yrs.
1400 SW 6th Court	Pompano Beach, FL	—	1,157,049	4,620,956	287,361	1,157,049	4,908,317	6,065,366	1,298,386	1986	40 yrs.
1405 SW 6th Court	Pompano Beach, FL	—	392,138	1,565,787	121,640	392,138	1,687,427	2,079,565	461,163	1985	40 yrs.
1500 SW 5th Court	Pompano Beach, FL	—	972,232	3,892,085	238,659	972,232	4,130,744	5,102,975	1,104,263	1957	40 yrs.
1501 SW 5th Court	Pompano Beach, FL	—	203,247	811,093	36,963	203,247	848,057	1,051,304	226,020	1990	40 yrs.
1601 SW 5th Court	Pompano Beach, FL	—	203,247	811,093	402,780	203,247	1,213,873	1,417,120	364,809	1990	40 yrs.
1651 SW 5th Court	Pompano Beach, FL	—	203,247	811,093	126,108	203,247	937,202	1,140,449	310,094	1990	40 yrs.
595 SW 13th Terrace	Pompano Beach, FL	—	359,933	1,437,116	95,731	359,933	1,532,847	1,892,780	419,213	1984	40 yrs.
601 SW 13th Terrace	Pompano Beach, FL	—	164,413	655,933	119,530	164,413	775,463	939,875	233,732	1984	40 yrs.
605 SW 16th Terrace	Pompano Beach, FL	—	310,778	1,238,324	292,785	310,178	1,531,710	1,841,888	382,277	1965	40 yrs.
100 Westgate Parkway	Richmond, VA	—	1,140,648	101,824	8,408,649	1,456,084	8,195,037	9,651,121	1,453,495	2001	40 yrs.
1001 Boulders Parkway	Richmond, VA	—	2,073,739	5,634,796	1,504,929	2,079,643	7,133,821	9,213,463	499,923	2005	40 yrs.
10800 Nuckols Boulevard	Richmond, VA	—	1,432,462	—	14,420,839	1,794,162	14,059,139	15,853,301	2,779,955	2000	40 yrs.
1100 Boulders Parkway	Richmond, VA	—	1,276,936	12,052,192	1,061,040	1,280,662	13,109,507	14,390,169	600,025	2005	40 yrs.
200 Westgate Parkway	Richmond, VA	—	1,623,612		5,914,467	1,072,797	6,465,283	7,538,080	1,147,351	2002	40 yrs.
2300 East Parham Road	Richmond, VA	—	221,947	1,011,088	2,443	221,947	1,013,531	1,235,478	359,675	1988	40 yrs.
301 Hill Carter Parkway	Richmond, VA	—	659,456	4,836,010	625	659,456	4,836,635	5,496,091	1,552,015	1989	40 yrs.
3829-3855 Gaskins Road	Richmond, VA	—	364,165	3,264,114	39,764	364,165	3,303,879	3,668,044	812,000	1988	40 yrs.
3900 Westerre Parkway	Richmond, VA	—	392,184	—	11,586,017	1,100,000	10,878,201	11,978,201	286,520	2005	40 yrs.
4001 Carolina Avenue	Richmond, VA	—	29,443	215,914	321,189	29,443	537,103	566,546	146,750	1935	40 yrs.
4101-4127 Carolina Avenue	Richmond, VA	—	310,854	2,279,597	567,636	310,854	2,847,233	3,158,087	866,601	1973	40 yrs.
4201-4261 Carolina Avenue	Richmond, VA	—	693,203	5,083,493	1,557,085	693,203	6,640,578	7,333,781	2,105,677	1975	40 yrs.
4263-4299 Carolina Avenue	Richmond, VA	—	256,203	2,549,649	1,677,325	256,203	4,226,974	4,483,177	1,308,176	1976	40 yrs.
4263F-N. Carolina Avenue	Richmond, VA	—	91,476	—	1,642,725	91,599	1,642,601	1,734,201	488,721	1975	40 yrs.
4300 Carolina Avenue	Richmond, VA	—	2,007,717	14,927,608	496,232	2,009,136	15,422,421	17,431,557	4,912,960	1985	40 yrs.
4301-4335 Carolina Avenue	Richmond, VA	—	223,696	1,640,435	2,521,213	223,696	4,161,648	4,385,344	697,915	1978	40 yrs.
4337-4379 Carolina Avenue	Richmond, VA	—	325,303	2,385,557	1,505,735	325,303	3,891,292	4,216,595	1,416,324	1979	40 yrs.
4401-4445 Carolina Avenue	Richmond, VA	—	615,038	4,510,272	397,983	615,038	4,908,255	5,523,293	1,603,063	1988	40 yrs.
4447-4491 Carolina Avenue	Richmond, VA	—	454,056	2,729,742	293,897	454,056	3,023,639	3,477,695	1,056,031	1987	40 yrs.
4501-4549 Carolina Avenue	Richmond, VA	—	486,166	3,565,211	410,129	486,166	3,975,340	4,461,506	1,307,030	1981	40 yrs.
4551-4593 Carolina Avenue	Richmond, VA	—	474,360	3,478,646	295,023	474,360	3,773,669	4,248,029	1,197,255	1982	40 yrs.
4601-4643 Carolina Avenue	Richmond, VA	—	652,455	4,784,675	622,565	652,455	5,407,240	6,059,695	1,891,184	1985	40 yrs.
4645-4683 Carolina Avenue	Richmond, VA	—	404,616	2,967,187	1,162,867	404,616	4,130,054	4,534,670	1,855,923	1985	40 yrs.
4717-4729 Eubank Road	Richmond, VA	*	449,447	3,294,697	746,131	452,263	4,038,011	4,490,274	1,316,372	1978	40 yrs.
510 Eastpark Court	Richmond, VA	—	261,961	2,110,874	318,159	262,210	2,428,783	2,690,994	863,060	1989	40 yrs.
520 Eastpark Court	Richmond, VA	—	486,118	4,083,582	369,957	486,598	4,453,059	4,939,657	1,342,013	1989	40 yrs.
530 Eastpark Court	Richmond, VA	—	266,883	—	3,094,780	334,772	3,026,891	3,361,663	1,151,352	1999	40 yrs.
5600-5626 Eastport Boulevard	Richmond, VA	—	489,941	3,592,900	306,207	489,941	3,899,107	4,389,048	1,336,992	1989	40 yrs.
5601-5659 Eastport Boulevard	Richmond, VA	*	705,660	—	4,786,645	720,100	4,772,205	5,492,305	1,793,389	1996	40 yrs.
5650-5674 Eastport Boulevard	Richmond, VA	—	644,384	4,025,480	244,746	644,384	4,270,226	4,914,610	1,505,687	1990	40 yrs.
5700 Eastport Boulevard	Richmond, VA	—	408,729	2,697,348	803,670	408,729	3,501,018	3,909,747	1,154,787	1990	40 yrs.
5701-5799 Eastport Boulevard	Richmond, VA	—	694,644	—	5,853,069	700,503	5,847,211	6,547,713	1,790,641	1998	40 yrs.
5900 Eastport Boulevard	Richmond, VA	—	676,661	—	4,818,232	687,898	4,806,995	5,494,893	1,400,359	1997	40 yrs.
7400 Beaufont Springs Drive	Richmond, VA	—	808,581	7,273,850	848,713	810,743	8,120,401	8,931,144	549,911	2005	40 yrs.
2020 US Highway 301 South	Riverview, FL	—	1,233,639	13,608,485	109,898	1,233,800	13,718,223	14,952,022	542,277	2006	40 yrs.
6509 Franz Warner Parkway	Rock Creek, NC	—	360,494		2,829,679	372,494	2,817,679	3,190,173	604,978	2001	40 yrs.
6530 Judge Adams Road	Rock Creek, NC	—	305,821	—	4,482,749	335,061	4,453,509	4,788,570	1,012,903	1999	40 yrs.
6532 Judge Adams Road	Rock Creek, NC	—	354,903	—	3,684,570	399,988	3,639,485	4,039,473	1,094,320	1997	40 yrs.
8501 East Raintree Drive	Scottsdale, AZ	—	4,076,412	—	27,560,620	4,115,137	27,521,895	31,637,032	1,395,674	2005	40 yrs.
Renaissance Blvd & Hwy 20	Sturtevant, WI	—	2,484,450	—	21,092,616	2,487,293	21,089,772	23,577,065	289,752	2006	40 yrs.
6900 Harbor View Boulevard	Suffolk, VA	—	904,052	—	7,713,609	807,006	7,810,655	8,617,661	35,341	2006	40 yrs.
6950 Harbor View Blvd	Suffolk, VA	—	929,844	—	6,199,855	794,848	6,334,852	7,129,699	313,503	2004	40 yrs.
1301 International Parkway	Sunrise, FL	—	5,100,162	24,219,956	5,139,158	5,100,791	29,358,484	34,459,275	365,800	2006	40 yrs.
13630 NW 8th Street	Sunrise, FL	—	659,797	2,596,275	772,671	659,825	3,368,917	4,028,742	1,063,647	1991	40 yrs.
13650 NW 8th Street	Sunrise, FL	—	558,223	2,171,930	107,040	558,251	2,278,942	2,837,193	665,045	1991	40 yrs.
111 Kelsey Lane	Tampa, FL	—	359,540	1,461,850	660,118	359,540	2,121,968	2,481,508	827,031	1990	40 yrs.

LIBERTY PROPERTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2007

					Costs
					Capitalized					Date of
					Subsequent	Gross Amount Carried at End of Period			Accumulated	Construction	Depreciable
			Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2007	12/31/07	Acquisition	(years)
OPERATING PROPERTIES
131 Kelsey Lane	Tampa, FL	—	511,463	—	4,455,291	559,527	4,407,227	4,966,754	1,903,048	1985	40 yrs.
150-182 Kelsey Lane	Tampa, FL	—	403,541	—	5,545,972	1,181,609	4,767,905	5,949,513	189,289	2006	40 yrs.
200-34 Kelsey Lane	Tampa, FL	—	330,097	—	3,645,946	933,362	3,042,680	3,976,042	474,230	2005	40 yrs.
3102,3104,3110 Cherry Palm Drive	Tampa, FL	—	503,767	2,787,585	1,785,138	503,767	4,572,723	5,076,490	1,466,211	1986	40 yrs.
4502 Woodland Corporate Boulevard	Tampa, FL	—	—	—	4,005,900	1,071,535	2,934,365	4,005,900	601,604	1999	40 yrs.
4503 Woodland Corporate Boulevard	Tampa, FL	—	—		3,455,368	619,913	2,835,455	3,455,368	501,809	2002	40 yrs.
4505 Woodland Corporate Boulevard	Tampa, FL	—	—		3,386,036	716,594	2,669,442	3,386,036	662,669	2002	40 yrs.
4508 Woodland Corporate Boulevard	Tampa, FL	—	498,598	—	3,057,752	556,887	2,999,463	3,556,350	666,220	2000	40 yrs.
4511 Woodland Corporate Boulevard	Tampa, FL	—	—		2,840,466	686,594	2,153,872	2,840,466	451,181	2002	40 yrs.
4520 Seedling Circle	Tampa, FL	—	854,797	42,131	2,721,233	854,797	2,763,364	3,618,161	254,918	2003	40 yrs.
4630 Woodland Corporate Boulevard	Tampa, FL	—	943,169	—	12,427,823	1,560,099	11,810,893	13,370,992	2,585,819	2000	40 yrs.
501 US Highway 301 South	Tampa, FL	—	898,884	—	3,498,107	900,508	3,496,483	4,396,991	431,370	2004	40 yrs.
5250 Eagle Trail Drive	Tampa, FL	—	952,860	—	3,581,057	952,860	3,581,057	4,533,916	927,289	1998	40 yrs.
5501-5519 Pioneer Park Boulevard	Tampa, FL	—	162,000	1,613,000	876,957	262,416	2,389,541	2,651,957	673,340	1981	40 yrs.
5690-5694 Crenshaw Street	Tampa, FL	—	181,923	1,812,496	217,470	181,923	2,029,967	2,211,890	647,007	1979	40 yrs.
701-725 South US Hwy 301	Tampa, FL	—	419,683	—	3,840,421	661,680	3,598,424	4,260,104	1,247,910	2000	40 yrs.
7621 Bald Cypress Place (Bldg N)	Tampa, FL	—	—	—	1,482,613	447,498	1,035,115	1,482,613	152,747	2001	40 yrs.
7622 Bald Cypress Place	Tampa, FL	—	—	—	1,305,584	300,000	1,005,584	1,305,584	198,160	2000	40 yrs.
7724 Woodland Center Boulevard	Tampa, FL	—	235,893	—	2,344,137	235,894	2,344,136	2,580,030	728,442	1998	40 yrs.
7725 Woodland Center Boulevard	Tampa, FL	—	553,335	—	3,240,449	771,501	3,022,283	3,793,784	723,116	1999	40 yrs.
7802-50 Woodland Center Boulevard	Tampa, FL	—	357,364	—	2,820,324	506,949	2,670,740	3,177,688	1,099,457	1999	40 yrs.
7851-7861 Woodland Center Blvd	Tampa, FL	—	548,905	2,241,627	115,828	548,905	2,357,455	2,906,360	113,405	2006	40 yrs.
7852-98 Woodland Center Boulevard	Tampa, FL	—	357,364	—	2,729,496	506,949	2,579,911	3,086,860	1,061,995	1999	40 yrs.
7920 Woodland Center Boulevard	Tampa, FL	*	1,082,648	2,445,444	23,564	1,082,648	2,469,008	3,551,656	663,487	1997	40 yrs.
7930, 8010-20 Woodland Center Boulevard	Tampa, FL	*	1,408,478	5,247,246	1,141,517	1,408,478	6,388,763	7,797,241	1,912,759	1990	40 yrs.
8001 Woodland Center Boulevard	Tampa, FL	—	350,406	—	2,453,154	438,061	2,365,500	2,803,561	622,092	1999	40 yrs.
8112-42 Woodland Center Boulevard	Tampa, FL	*	513,263	3,230,239	658,168	513,263	3,888,408	4,401,670	1,018,296	1995	40 yrs.
8154-8198 Woodland Center Boulevard	Tampa, FL	*	399,088	2,868,834	452,248	399,088	3,321,082	3,720,170	1,087,323	1988	40 yrs.
8212 Woodland Center Boulevard	Tampa, FL	*	820,882	2,322,720	14,210	820,882	2,336,931	3,157,813	622,179	1996	40 yrs.
8401-8408 Benjamin Road	Tampa, FL	—	789,651	4,454,648	2,174,068	769,789	6,648,578	7,418,367	2,471,009	1986	40 yrs.
8705 Henderson Road	Tampa, FL	—	4,303,870	23,688,409	519,669	4,304,102	24,207,846	28,511,948	1,836,933	2006	40 yrs.
8715 Henderson Road	Tampa, FL	—	3,343,910	18,325,599	113,023	3,344,090	18,438,441	21,782,532	789,087	2006	40 yrs.
8725 Henderson Road	Tampa, FL	—	3,167,787	19,126,318	9,095	3,167,958	19,135,243	22,303,200	953,382	2006	40 yrs.
8735 Henderson Road	Tampa, FL	—	3,166,130	18,735,573	744,334	3,166,300	19,479,737	22,646,038	951,131	2006	40 yrs.
8745 Henderson Road	Tampa, FL	—	2,050,439	11,173,008	287,153	2,050,548	11,460,051	13,510,600	565,095	2006	40 yrs.
8900-34 Brittany Was	Tampa, FL	—	537,194	—	4,267,109	978,019	3,826,284	4,804,303	287,568	2005	40 yrs.
8921 Brittany Way	Tampa, FL	—	224,369	1,063,882	972,276	254,493	2,006,034	2,260,527	505,264	1998	40 yrs.
9001-9015 Brittany Way	Tampa, FL	—	209,841	—	1,884,803	364,514	1,730,131	2,094,645	378,921	2000	40 yrs.
9002-9036 Brittany Way	Tampa, FL	—	492,320	—	3,964,055	899,284	3,557,092	4,456,375	506,973	2004	40 yrs.
901-933 US Highway 301 South	Tampa, FL	—	500,391		4,040,059	840,314	3,700,136	4,540,450	1,110,267	2001	40 yrs.
910-926 Chad Lane	Tampa, FL	—	201,771	—	3,381,832	628,237	2,955,366	3,583,603	107,554	2006	40 yrs.
8313 West Pierce Street	Tolleson, AZ	—	2,295,090	9,079,811	2,412,761	2,295,090	11,492,572	13,787,662	17	2007	40 yrs.
3701 Corporate Parkway	Upper Saucon, PA	—	1,078,674	—	9,555,371	901,968	9,732,077	10,634,045	224,082	2005	40 yrs.
1457 Miller Store Road	Virginia Beach, VA	—	473,689	2,663,045	817,767	474,746	3,479,756	3,954,501	434,659	2003	40 yrs.
200 Golden Oak Court	Virginia Beach, VA	—	1,116,693	6,770,480	1,252,748	1,116,693	8,023,228	9,139,920	2,264,749	1988	40 yrs.
208 Golden Oak Court	Virginia Beach, VA	—	965,177	6,728,717	1,329,024	965,177	8,057,741	9,022,918	2,342,699	1989	40 yrs.
2809 South Lynnhaven Road	Virginia Beach, VA	—	953,590	6,142,742	1,232,548	953,590	7,375,290	8,328,880	2,040,121	1987	40 yrs.
484 Viking Drive	Virginia Beach, VA	—	891,753	3,607,890	524,371	891,753	4,132,261	5,024,014	1,167,877	1987	40 yrs.
5700 Cleveland Street	Virginia Beach, VA	—	700,112	9,592,721	2,138,368	700,564	11,730,636	12,431,201	3,416,125	1989	40 yrs.
629 Phoenix Drive	Virginia Beach, VA	—	371,694	2,108,097	238,683	371,694	2,346,780	2,718,474	652,271	1996	40 yrs.
11020 West Plank Court	Wauwatosa, WI	—	464,246	2,681,255	49,877	464,246	2,731,132	3,195,378	612,819	1985	40 yrs.
1200 Liberty Ridge Drive	Wayne, PA	—	6,215,667		8,735,869	5,223,660	9,727,876	14,951,536	2,783,096	2001	40 yrs.
1500 Liberty Ridge	Wayne, PA	—	8,287,555		31,381,983	11,636,499	28,033,040	39,669,539	5,241,616	2002	40 yrs.
825 Duportail Road	Wayne, PA	—	5,536,619	16,179,213	2,937,214	5,539,281	19,113,765	24,653,046	3,324,266	1979	40 yrs.
11300-90 West Theodore Trecker Way	West Allis, WI	*	500,565	1,591,678	614,413	505,972	2,200,683	2,706,656	153,261	2005	40 yrs.
11420 West Theodore Trecker Way	West Allis, WI	—	348,146	2,057,483	27,202	350,008	2,082,824	2,432,831	133,024	2005	40 yrs.
11548 West Theodore Trecker Way	West Allis, WI	*	660,068	4,640,578	53,871	663,766	4,690,752	5,354,517	299,140	2005	40 yrs.
400-500 Brandywine Parkway	West Chester, PA	—	845,846	6,809,025	438,609	845,846	7,247,634	8,093,480	1,921,119	1988	40 yrs.
600 Brandywine Parkway	West Chester, PA	—	664,899	5,352,410	842,826	664,899	6,195,236	6,860,135	1,759,649	1988	40 yrs.
905 Airport Road	West Chester, PA	—	1,715,000	5,185,000	1,103,105	1,735,012	6,268,093	8,003,105	2,463,813	1988	40 yrs.
1 Kings Hill Aveune	West Malling, UK	—	—	—	16,892,742	4,288,389	12,604,353	16,892,742	241,857	2006	40 yrs.
42 Kings Hill Avenue	West Malling, UK	—	—	—	22,904,886	5,397,739	17,507,147	22,904,886	280,180	2005	40 yrs.
Liberty Square Retail Blocks	West Malling, UK	—	559,590	5,113,902	6,060,994	1,429,824	10,304,661	11,734,485	667,305	2006	40 yrs.
3612 La Grange Parkway	Williamsburg, VA	—	—	—	5,722,994	887,234	4,835,761	5,722,994	406,964	2003	40 yrs.
7805 Hudson Road	Woodbury, MN	—	1,279,834		10,338,324	1,385,739	10,232,420	11,618,158	2,382,922	2002	40 yrs.
777 Township Line Road	Yardley, PA	—	3,436,013	—	16,449,511	3,166,323	16,719,201	19,885,524	196,127	2005	40 yrs.

Subtotal Operating Real Estate		$82,614,282	$711,398,128	$1,822,689,613	$2,697,144,793	$796,501,253	$4,434,731,280	$5,231,232,534	$863,609,256

LIBERTY PROPERTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2007

					Costs
					Capitalized					Date of
					Subsequent	Gross Amount Carried at End of Period			Accumulated	Construction	Depreciable
			Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2007	12/31/07	Acquisition	(years)
DEVELOPMENT PROPERTIES
3450 High Point Boulevard	Bethlehem, PA	—	303,197	—	3,213,090	—	3,516,287	3,516,287	—	2006	N/A
750 Park of Commerce Boulevard	Boca Raton, FL	—	2,430,000	—	11,469,957	—	13,899,957	13,899,957	—	2007	N/A
8500 Industrial Bouldvard	Breinigsville, PA	—	8,752,708	—	22,879,391	—	31,632,099	31,632,099	—	2007	N/A
95 Kriner Road	Chambersburg, PA	—	8,695,501	—	25,570,178	—	34,265,679	34,265,679	—	2006	N/A
676 Independence Parkway	Chesapeake, VA	—	1,527,303	—	3,887,406	—	5,414,710	5,414,710	—	2006	N/A
116 Pleasant Ridge Road	Greenville, SC	—	1,547,811	—	11,586,942	—	13,134,753	13,134,753	—	2006	N/A
7 Independence Pointe	Greenville, SC	—	932,484	—	9,781,292	—	10,713,776	10,713,776	—	2006	N/A
1487 South Highway 101	Greer, SC	—	464,237	—	4,540,189	—	5,004,426	5,004,426	—	2007	N/A
7361 Coca Cola Drive	Hanover, MD	—	2,245,187	—	3,858,483	—	6,103,670	6,103,670	—	2004	N/A
4475 Premier Drive	High Point, NC	—	748,693	—	4,809,800	—	5,558,493	5,558,493	—	2006	N/A
16680 Central Green Boulevard	Houston, TX	—	311,952	—	2,380,086	—	2,692,038	2,692,038	—	2001	N/A
8301 Fallbrook Drive	Houston, TX	—	4,515,862	—	3,171,777	—	7,687,639	7,687,639	—	2006	N/A
4875 Belfort Road	Jacksonville, FL	—	2,089,347	—	6,163,558	—	8,252,905	8,252,905	—	1998	N/A
3100 SW 145th Avenue	Miramar, FL	—	6,204,407	—	1,797,395	—	8,001,803	8,001,803	—	2007	N/A
330 Fellowship Road	Mount Laurel, NJ	—	3,730,570	—	11,680,261	—	15,410,831	15,410,831	—	2006	N/A
27th Street	Oak Creek, Wi	—	348,280	—	1,639,415	—	1,987,695	1,987,695	—	2007	N/A
Corporate Preserve Drive	Oak Creek, Wi	—	516,016	—	2,092,046	—	2,608,062	2,608,062	—	2007	N/A
1000 Gills Drive	Orlando, FL	—	333,873	—	2,308,480	—	2,642,353	2,642,353	—	2006	N/A
851 Gills Drive	Orlando, FL	—	267,313	—	2,357,588	—	2,624,901	2,624,901	—	2006	N/A
950 Gills Drive	Orlando, FL	—	356,418	—	2,435,279	—	2,791,697	2,791,697	—	2006	N/A
17th & JFK Tower	Philadelphia, PA	—	22,430,038		82,221,258	—	104,651,296	104,651,296	—	2005	N/A
4550 South 44th Street	Phoenix, AZ	—	5,380,972	—	820,860	—	6,201,833	6,201,833	—	2007	N/A
4610 South 44th Street	Phoenix, AZ	—	6,539,310	—	1,005,199	—	7,544,509	7,544,509	—	2007	N/A
3901 Westerre Parkway	Richmond, VA	—	634,231	—	4,722,718	—	5,356,949	5,356,949	—	2003	N/A
540 Eastpark Court	Richmond, VA	—	742,300	—	1,015,459	—	1,757,759	1,757,759	—	2007	N/A
6000 Eastport Blvd	Richmond, VA	—	872,901	—	6,356,184	—	7,229,085	7,229,085	—	1997	N/A
4631 Woodland Corporate Blvd	Tampa, FL	—	1,453,367	—	7,083,923	—	8,537,290	8,537,290	—	2006	N/A
9306-24 East Broadway Avenue	Tampa, FL	—	450,440	—	2,465,119	—	2,915,559	2,915,559	—	2007	N/A

Subtotal Development in Progress		$—	$84,824,719	$—	$243,313,335	$—	$328,138,055	$328,138,055	$—

LIBERTY PROPERTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2007

						Costs
						Capitalized					Date of
						Subsequent	Gross Amount Carried at End of Period			Accumulated	Construction	Depreciable
			Initial Cost			to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land		Building	Acquisition	Improvements	Improvements	12/31/2007	12/31/07	Acquisition	(years)
LAND HELD FOR DEVELOPMENT
Perryman Road Land	Aberdeen, MD	—	12,052,635		—	222,249	12,274,884	—	12,274,884	—	2005	N/A
2 Womack Drive Land	Annapolis, MD	—	5,796,667		—	6,444	5,803,111	—	5,803,111	—	2007	N/A
LVCC Phase 2 Land	Bethlehem, PA	—	—		—	3,616,272	3,616,272	—	3,616,272	—	1998	N/A
Lehigh Valley Corporate Center Land	Bethlehem, PA	—	—		—	265,842	265,842	—	265,842	—	1987	N/A
Boca Colannade Yamato Road	Boca Raton, FL	—	2,039,735		—	566,124	2,605,859	—	2,605,859	—	1998	N/A
Flying Cloud Drive Land	Eden Pairie, MN	—	2,336,933		—	2,475,658	4,812,591	—	4,812,591	—	2007	N/A
Camelback 303 Business Center Land	Goodyear, AZ	—	16,857,556		—	1,998,015	18,855,571	—	18,855,571	—	2007	N/A
Pleasant Ridge Road Land	Greensboro, NC	—	564,535		—	2,862,532	3,427,067	—	3,427,067	—	2006	N/A
Southchase Business Park Land	Greenville, SC	—	1,308,325		—	757,227	2,065,552	—	2,065,552	—	1998	N/A
Caliber Ridge Ind. Park Land	Greer, SC	—	2,297,492		—	3,554,811	5,852,303	—	5,852,303	—	2007	N/A
Hunters Green Land	Hagerstown, MD	—	8,845,793		—	10,284,365	19,130,158	—	19,130,158	—	2006	N/A
Lakefront Plaza II Land	Hampton, VA	229,950	138,101		—	88,708	226,810	—	226,810	—	2001	N/A
Mendenhall Land	High Point, NC	—	1,757,675		—	4,525,346	6,283,021	—	6,283,021	—	1995	N/A
Piedmond Centre Land	High Point, NC	—	913,276		—	630,877	1,544,153	—	1,544,153	—	2006	N/A
Commonwealth Corporate Center Land	Horsham, PA	—	3,043,938		—	23,755	3,067,693	—	3,067,693	—	2005	N/A
10970 Windfern Road Land	Houston, TX	—	1,626,185		—	22,132	1,648,317	—	1,648,317	—	2007	N/A
Beltway 8 @Bammel Bus Park Land	Houston, TX	—	1,072,634		—	8,882	1,081,517	—	1,081,517	—	2007	N/A
Central Green Land — Tract 5	Houston, TX	—	4,169,183		—	188,818	4,358,001	—	4,358,001	—	2007	N/A
Greens Crossing Land	Houston, TX	—	2,476,892		—	11,987	2,488,880	—	2,488,880	—	2007	N/A
Rankin Road Land	Houston, TX	—	5,756,865		—	6,144	5,763,008	—	5,763,008	—	2007	N/A
Windfern Drive Land	Houston, TX	—	1,223,132		—	21,533	1,244,665	—	1,244,665	—	2006	N/A
Noxell Land	Hunt Valley, MD	—	2,040,690		—	0	2,040,690	—	2,040,690	—	2001	N/A
7024 AC Skinner Parkway	Jacksonville, FL	—	751,448		—	73,504	824,952	—	824,952	—	1995	N/A
Belfort Road	Jacksonville, FL	—	492,908		—	85,585	578,493	—	578,493	—	1998	N/A
Liberty Business Park Land	Jacksonville, FL	—	456,269		—	81,847	538,116	—	538,116	—	1995	N/A
Salisbury Road Land	Jacksonville, FL	—	1,402,337		—	191,977	1,594,314	—	1,594,314	—	2000	N/A
Skinner Land Parcel B	Jacksonville, FL	—	2,295,790		—	1,230,144	3,525,934	—	3,525,934	—	2005	N/A
Kent County, UK	Kent County, UK	—	—		—	33,743,050	33,743,050	—	33,743,050	—	2006	N/A
Boulders Business Center Land	Lehigh, PA	—	6,398,815		—	5,189,466	11,588,281	—	11,588,281	—	2004	N/A
Commodore Business Park	Logan, NJ	—	792,118		—	873,151	1,665,269	—	1,665,269	—	1995	N/A
Quarry Ridge Land	Malvern, PA	—	4,774,994		—	6,092,321	10,867,315	—	10,867,315	—	2001	N/A
Park Place South Land	Milwaukee, WI	—	1,290,032		—	2,483,774	3,773,806	—	3,773,806	—	1999	N/A
Monarch Towne Center Land	Mirarar, FL	—	6,085,337		—	124,502	6,209,839	—	6,209,839	—	2006	N/A
South 27th Street Land	Oak Creek, WI	—	2,169,232		—	1,476,056	3,645,288	—	3,645,288	—	2006	N/A
Beachline Industrial Park Land	Orlando, FL	—	1,306,285		—	134,382	1,440,667	—	1,440,667	—	2006	N/A
Maitland Summit Park Land	Orlando, FL	—	4,415,496		—	20,425	4,435,921	—	4,435,921	—	2005	N/A
JFK & Arch Parking Lots/Land (West)	Philadelphia, PA	—	4,792,286		—	5,538,129	10,330,415	—	10,330,415	—	2000	N/A
Cotton Center Land	Phoenix, AZ	—	4,449,689		—	40	4,449,729	—	4,449,729	—	2007	N/A
Eastport IX	Richmond, VA	—	211,627		—	3,325	214,952	—	214,952	—	1997	N/A
Eastport VIII	Richmond, VA	—	382,698		—	3,325	386,023	—	386,023	—	1997	N/A
IRS Distribution Ctr Land	Richmond, VA	—	12,981	#	—	—	12,981	—	12,981	—	1995	N/A
Woodlands Center Land	Sandston, VA	—	148,314		—	13,879	162,193	—	162,193	—	1996	N/A
Northsight Land (LPLP)	Scottsdale, AZ	—	6,176,464		—	2,204,597	8,381,061	—	8,381,061	—	2005	N/A
Old Scotland Road Land	Shippensburg, PA	—	8,322,686		—	1,897,285	10,219,971	—	10,219,971	—	2007	N/A
Bridgeway II Land	Suffolk, VA	—	603,391		—	1,981,044	2,584,435	—	2,584,435	—	2005	N/A
Suffolk Land	Suffolk, VA	—	2,715,714		—	571,339	3,287,053	—	3,287,053	—	2006	N/A
6119 W. Linebaugh Avenue	Tampa, FL	—	180,136		—	18,070	198,205	—	198,205	—	2000	N/A
Renaissance Park Land	Tampa, FL	—	1,995,375		—	420,882	2,416,257	—	2,416,257	—	2007	N/A
Tampa Triangle Land	Tampa, FL	—	10,358,826		—	1,234,140	11,592,966	—	11,592,966	—	2006	N/A

Subtotal Land Held for Development		$229,950	$81,716,995		$—	$67,543,831	$247,123,454	$—	$247,123,454	$—

Total All Properties		$82,844,232	$877,939,842		$1,822,689,613	$3,008,001,959	$1,043,624,707	$4,762,869,335	$5,806,494,042	$863,609,256

*	Denotes property is collateralized under mortgages with American General, USG Annuity and Life, Metropolitan Life and LaSalle Bank totaling $159.8 million.

SCHEDULE III
LIBERTY PROPERTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
(In thousands)
A summary of activity for real estate and accumulated depreciation is as follows:

	Year Ended December 31,
	2007	2006	2005
REAL ESTATE:
Balance at beginning of year	$5,136,024	$4,680,178	$4,332,444
Additions	945,663	823,880	653,167
Disposition of property	(275,193)	(368,034)	(305,433)

Balance at end of year	$5,806,494	$5,136,024	$4,680,178

ACCUMULATED DEPRECIATION:
Balance at beginning of year	$786,778	$715,983	$664,652
Depreciation expense	127,762	121,778	120,496
Disposition of property	(50,931)	(50,983)	(69,165)

Balance at end of year	$863,609	$786,778	$715,983

Management’s Annual Report on Internal Control Over Financial Reporting
To the Partners of Liberty Property Limited Partnership:
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a – 15 (f) and 15d – 15(f). The Company’s internal control system was designed to provide reasonable assurance to the Company’s management regarding the preparation and fair presentation of published financial statements.
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commissions (COSO) in Internal Control – Integrated Framework. Based on our assessment we believe that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.
The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal controls over financial reporting, which is included in this Annual Report on Form 10-K.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
February 26, 2008

Report of Independent Registered Public Accounting Firm
The Partners of Liberty Property Limited Partnership
We have audited Liberty Property Limited Partnership’s (the “Operating Partnership”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Operating Partnership’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Operating Partnership’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, Liberty Property Limited Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2007 and 2006, and the related consolidated statements of operations, owners’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of Liberty Property Limited Partnership and our report dated February 26, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
February 26, 2008

Report of Independent Registered Public Accounting Firm
The Partners of Liberty Property Limited Partnership
We have audited the accompanying consolidated balance sheets of Liberty Property Limited Partnership (the “Operating Partnership”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, owners’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Operating Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Liberty Property Limited Partnership at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Liberty Property Limited Partnership’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
February 26, 2008

CONSOLIDATED BALANCE SHEETS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(IN THOUSANDS)

	December 31,
	2007	2006
ASSETS
Real estate:
Land and land improvements	$796,501	$666,588
Buildings and improvements	4,434,731	3,735,583
Less accumulated depreciation	(863,609)	(786,778)

Operating real estate	4,367,623	3,615,393

Development in progress	328,138	538,521
Land held for development	247,124	195,332

Net real estate	4,942,885	4,349,246

Cash and cash equivalents	37,989	53,737
Restricted cash	34,567	55,671
Accounts receivable	18,416	20,753
Deferred rent receivable	80,087	71,894
Deferred financing and leasing costs, net	144,689	127,902
Investments in and advances to unconsolidated joint ventures	278,383	54,723
Assets held for sale	—	113,150
Prepaid expenses and other assets	101,733	63,835

Total assets	$5,638,749	$4,910,911

LIABILITIES
Mortgage loans	$243,169	$185,978
Unsecured notes	2,155,000	1,955,000
Credit facility	622,960	246,960
Accounts payable	44,666	40,633
Accrued interest	39,725	36,297
Distributions payable	59,849	58,961
Other liabilities	263,738	217,751

Total liabilities	3,429,107	2,741,580

Minority interest	517	419

OWNERS’ EQUITY
General partner’s equity — common units	1,837,021	1,871,604
Limited partners’ equity — preferred units	287,960	210,960
— common units	84,144	86,348

Total owners’ equity	2,209,125	2,168,912

Total liabilities and owners’ equity	$5,638,749	$4,910,911

See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

	Year Ended December 31,
	2007	2006	2005
OPERATING REVENUE
Rental	$487,884	$433,952	$421,224
Operating expense reimbursement	210,863	184,407	166,952

Total operating revenue	698,747	618,359	588,176

OPERATING EXPENSES
Rental property	147,326	125,895	117,593
Real estate taxes	73,784	65,757	59,412
General and administrative	54,116	46,157	38,113
Depreciation and amortization	158,355	134,433	125,703

Total operating expenses	433,581	372,242	340,821

Operating income	265,166	246,117	247,355

OTHER INCOME (EXPENSE)

Interest and other income	11,748	8,714	6,961
Interest expense	(129,301)	(111,514)	(110,995)

Total other income(expense)	(117,553)	(102,800)	(104,034)

Income before property dispositions, income taxes, minority interest and equity in (loss) earnings of unconsolidated joint ventures	147,613	143,317	143,321

Gain on property dispositions	1,452	17,628	86,114
Income taxes	709	(288)	(14,827)
Minority interest	(101)	7	(357)
Equity in (loss) earnings of unconsolidated joint ventures	(226)	1,432	2,540

Income from continuing operations	149,447	162,096	216,791

Discontinued operations (including net gain on property dispositions of $33,622, $112,620 and $36,096 for the years ended December 31, 2007, 2006 and 2005, respectively)	40,762	129,954	55,168

Net income	190,209	292,050	271,959
Preferred unit distributions	17,126	13,691	12,095
Excess of preferred unit redemption over carrying amount	696	—	500

Income available to common unitholders	$172,387	$278,359	$259,364

Earnings per common unit
Basic:
Income from continuing operations	$1.38	$1.59	$2.25
Income from discontinued operations	0.43	1.39	0.62

Income per common unit — basic	$1.81	$2.98	$2.87

Diluted:
Income from continuing operations	$1.38	$1.58	$2.21
Income from discontinued operations	0.42	1.37	0.61

Income per common unit — diluted	$1.80	$2.95	$2.82

Weighted average number of common units outstanding
Basic	95,375	93,208	90,540
Diluted	95,993	94,387	91,931
See accompanying notes.

CONSOLIDATED STATEMENTS OF OWNERS’ EQUITY OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(IN THOUSANDS)

	General	Limited	Total
	Partner’s	Partners’	Owners’
	Equity	Equity	Equity
Balance at January 1, 2005	$1,596,259	$203,886	$1,800,145
Contributions from partners	93,157	(1,664)	91,493
Distributions to partners	(214,386)	(21,290)	(235,676)
Issuance of operating partnership units	—	49,186	49,186
Foreign currency translation adjustment	(15,199)	—	(15,199)
Net income	249,351	22,608	271,959

Balance at December 31, 2005	1,709,182	252,726	1,961,908
Contributions from partners	107,338	(14,067)	93,271
Distributions to partners	(221,907)	(23,129)	(245,036)
Issuance of operating partnership units	—	56,302	56,302
Foreign currency translation adjustment	10,417	—	10,417
Net income	266,574	25,476	292,050

Balance at December 31, 2006	1,871,604	297,308	2,168,912
Contributions from partners	77,740	753	78,493
Distributions to partners	(278,209)	(27,640)	(305,849)
Issuance of operating partnership units	—	99,958	99,958
Redemption of operating partnership units	—	(23,653)	(23,653)
Foreign currency translation adjustment	1,055	—	1,055
Net income	164,831	25,378	190,209

Balance at December 31, 2007	$1,837,021	$372,104	$2,209,125

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(IN THOUSANDS)

	Year Ended December 31,
	2007	2006	2005
OPERATING ACTIVITIES
Net income	$190,209	$292,050	$271,959
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	163,665	151,966	150,722
Amortization of deferred financing costs	4,137	4,244	4,758
Equity in loss (earnings) of unconsolidated joint ventures	226	(1,432)	(2,540)
Distributions from unconsolidated joint ventures	3,550	5,692	4,651
Minority interest in net income	101	(7)	357
Gain on property dispositions	(35,074)	(130,248)	(122,210)
Noncash compensation	8,128	6,212	5,032
Changes in operating assets and liabilities:
Restricted cash	26,211	(21,692)	3,849
Accounts receivable	4,634	(6,879)	1,804
Deferred rent receivable	(13,455)	924	(6,290)
Prepaid expenses and other assets	(14,145)	(14,394)	(12,488)
Accounts payable	3,974	7,648	8,894
Accrued interest	3,428	1,405	(102)
Other liabilities	39,070	49,412	52,353

Net cash provided by operating activities	384,659	344,901	360,749

INVESTING ACTIVITIES
Investment in properties	(307,846)	(372,610)	(324,340)
Cash paid for business, net of cash acquired	(626,007)	—	—
Investments in and advances to unconsolidated joint ventures	(227,385)	(6,239)	(13,790)
Net proceeds from disposition of properties/land	996,474	492,548	415,144
Investment in development in progress	(455,784)	(359,959)	(235,078)
Increase in land held for development	(137,051)	(79,976)	(91,436)
Increase in deferred leasing costs	(39,232)	(29,034)	(37,133)

Net cash used in investing activities	(796,831)	(355,270)	(286,633)

FINANCING ACTIVITIES
Net proceeds from issuance of notes payable	415,063	—	—
Redemption of notes payable	(415,063)	—	—
Net proceeds from issuance of unsecured notes	446,205	295,393	296,424
Repayment of unsecured notes	(250,000)	(100,000)	—
Repayments of mortgage loans	(16,365)	(56,406)	(173,926)
Proceeds from credit facility	1,363,050	725,025	784,800
Repayments on credit facility	(987,050)	(733,515)	(841,350)
Increase in deferred financing costs	(1,224)	(1,635)	(3,465)
Capital contributions	170,313	113,348	135,148
Distributions to partners	(328,607)	(242,537)	(237,101)

Net cash provided by (used in) financing activities	396,322	(327)	(39,470)

(Decrease) increase in cash and cash equivalents	(15,850)	(10,696)	34,646
Increase (decrease) in cash and cash equivalents related to foreign currency translation	102	2,804	(6,684)
Cash and cash equivalents at beginning of year	53,737	61,629	33,667

Cash and cash equivalents at end of year	$37,989	$53,737	$61,629

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Write-off of fully depreciated property and deferred costs	$102,902	$87,424	$83,794
Issuance of operating partnership common units	—	30,000	—
Acquisition of properties	(73,556)	(3,066)	(51,716)
Assumption of mortgage loans	73,556	3,066	51,716
See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
1. ORGANIZATION
Liberty Property Trust (the “Trust”) is a self-administered and self-managed Maryland real estate investment trust (a “REIT”). Substantially all of the Trust’s assets are owned directly or indirectly, and substantially all of the Trust’s operations are conducted directly or indirectly, by its subsidiary, Liberty Property Limited Partnership, a Pennsylvania limited partnership (the “Operating Partnership” and, together with the Trust and their consolidated subsidiaries, the “Company”). The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 95.6% of the common equity of the Operating Partnership at December 31, 2007. The Company provides leasing, property management, development, acquisition, and other tenant-related services for a portfolio of industrial and office properties which are located principally within the Mid-Atlantic, Southeastern, Midwestern and Southwestern United States and the United Kingdom.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“US GAAP”) requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Principles of Consolidation
The consolidated financial statements of the Company include the Operating Partnership and wholly owned subsidiaries and those subsidiaries in which the Company owns a majority voting interest with the ability to control operations of the subsidiaries and where no approval, veto or other important rights have been granted to the minority shareholders. All significant intercompany transactions and accounts have been eliminated.
Reclassifications
Certain amounts from prior years have been reclassified to conform to current-year presentation.
Real Estate and Depreciation
The properties are recorded at cost and are depreciated using the straight line method over their estimated useful lives. The estimated lives are as follows:

Building and Improvements	40 years (blended)
Capital improvements	15 — 20 years
Equipment	5 — 10 years
Tenant improvements	Term of the related lease
Expenditures directly related to acquisition or improvement of real estate, including interest and other costs capitalized during development, are included in net real estate and are stated at cost. The capitalized costs include pre-construction costs essential to the development of the property, development and construction costs, interest costs, real estate taxes, development-related salaries and other costs incurred during the period of development. Expenditures for maintenance and repairs are charged to operations as incurred.
In accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Standards (“SFAS”) No. 141, “Business Combinations,” the Company allocates the purchase price of real estate to land, building and improvements and intangibles based on the relative fair value of each component. The value ascribed to in-place leases is based on the rental rates for the existing leases compared to market rent for leases of similar terms and present valuing the difference based on market interest rates. Origination values are also assigned to in-place leases, and, where appropriate, value is assigned to customer relationships. The Company depreciates the amounts allocated to building and improvements over 40 years and the amounts allocated to intangible assets relating to in-place leases, which are included in deferred financing and leasing costs and other liabilities in the accompanying consolidated balance sheets, over the remaining term of the related leases.
Once a property is designated as held for sale, no further depreciation expense is recorded. Operations for properties identified as held for sale and/or sold where no continuing involvement exists are presented in discontinued operations for all periods presented.

The Company evaluates its real estate investments, its investments in unconsolidated joint ventures and its goodwill upon occurrence of a significant adverse change in its operations to assess whether any impairment indicators are present that affect the recovery of the recorded value. If any real estate investment or investment in unconsolidated joint ventures is considered impaired, a loss is recognized to reduce the carrying value of the property to its estimated fair value.
Investments in Unconsolidated Joint Ventures
The Company accounts for its investments in unconsolidated joint ventures using the equity method of accounting as the Company exercises significant influence, but does not control these entities. Under the equity method of accounting, the net equity investment of the Company is reflected in the accompanying consolidated balance sheets and the Company’s share of net income from the joint ventures is included in the accompanying consolidated statements of operations.
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
Accounts Receivable
The Company’s accounts receivable are comprised of rents and charges for property operating costs due from tenants. The Company periodically performs a detailed review of amounts due from tenants to determine if accounts receivable balances are collectible. Based on this review, accounts receivable are reduced by an allowance for doubtful accounts. The Company considers tenant credit quality and payment history and general economic conditions in determining the allowance for doubtful accounts. If the accounts receivable balance is subsequently deemed uncollectible, the receivable and allowance for doubtful account balance is written off.
The allowance for doubtful accounts at December 31, 2007 and 2006 was $6.0 million and $5.1 million, respectively.
Deferred Rent Receivable
The Company’s deferred rent receivable represents the cumulative difference between rent revenue recognized on a straight line basis and contractual payments due under the terms of tenant leases.
Goodwill
Goodwill on the Company’s consolidated balance sheet represents the amounts paid in excess of the fair value of the net assets acquired from business acquisitions accounted for under SFAS No. 141, “Business Combinations”. Pursuant to SFAS No. 142, “Accounting for Goodwill and Intangible Assets,” goodwill is not amortized to expense but rather is analyzed for impairment. In conjunction with the purchase of Republic, goodwill and other intangibles of $13 million were recorded. The goodwill is assigned to the Northern Virginia/Washington, D.C. operation which is part of the Philadelphia reportable segment and is included in prepaid expenses and other assets on the Company’s consolidated balance sheet.
Revenues
The Company earns rental income under operating leases with tenants. Rental income is recognized on a straight line basis over the applicable lease term. Operating expense reimbursements consisting of amounts due from tenants for real estate taxes, utilities and other recoverable costs are recognized as revenue in the period in which the corresponding expenses are incurred.
Termination fees (included in rental revenue) are fees that the Company has agreed to accept in consideration for permitting certain tenants to terminate their lease prior to the contractual expiration date. The Company recognizes termination fees in accordance with Staff Accounting Bulletin 104 when the following conditions are met:
a) the termination agreement is executed,
b) the termination fee is determinable,
c) all landlord services, pursuant to the terminated lease, have been rendered, and
d) collectibility of the termination fee is assured.

Deferred Financing and Leasing Costs
Costs incurred in connection with financing or leasing are capitalized and amortized over the term of the related loan or lease. Deferred financing cost amortization is reported as interest expense. Intangible assets related to acquired in-place leases are amortized over the terms of the related leases.
Costs Incurred for Preferred Unit Issuance
Costs incurred in connection with the Company’s preferred unit issuances are reflected as a reduction of Limited partner’s equity — preferred units.
Income per Common Unit
The following table sets forth the computation of basic and diluted income per common unit (in thousands, except per unit amounts):

	2007			2006
		Weighted			Weighted
		Average			Average
	Income	Units	Per	Income	Units	Per
	(Numerator)	(Denominator)	Unit	(Numerator)	(Denominator)	Unit

Income from continuing operations	$149,447			$162,096
Less: Preferred unit distributions	(17,126)			(13,691)
Excess of preferred unit redemption over carrying amount	(696)			—

Basic income from continuing operations
Income from continuing operations available to common unitholders	131,625	95,375	$1.38	148,405	93,208	$1.59

Dilutive units for long-term compensation plans	—	618		—	1,179

Diluted income from continuing operations
Income from continuing operations available to common unitholders and assumed conversions	131,625	95,993	$1.38	148,405	94,387	$1.58

Basic income from discontinued operations
Discontinued operations	40,762	95,375	$0.43	129,954	93,208	$1.39

Dilutive units for long-term compensation plans	—	618		—	1,179

Diluted income from discontinued operations
Discontinued operations	40,762	95,993	$0.42	129,954	94,387	$1.37

Basic income per common unit
Income available to common unitholders	172,387	95,375	$1.81	278,359	93,208	$2.98

Dilutive units for long-term compensation plans	—	618		—	1,179

Diluted income per common unit
Income available to common unitholders and assumed conversions	$172,387	95,993	$1.80	$278,359	94,387	$2.95

	2005
		Weighted
		Average
	Income	Units	Per
	(Numerator)	(Denominator)	Unit

Income from continuing operations	$216,791
Less: Preferred unit distributions	(12,095)
Excess of preferred unit redemption over carrying amount	(500)

Basic income from continuing operations
Income from continuing operations available to common unitholders	204,196	90,540	$2.25

Dilutive units for long-term compensation plans	—	1,391

Diluted income from continuing operations

Income from continuing operations available to common unitholders and assumed conversions	204,196	91,931	$2.21

Basic income from discontinued operations
Discontinued operations	55,168	90,540	$0.62

Dilutive units for long-term compensation plans	—	1,391

Diluted income from discontinued operations
Discontinued operations	55,168	91,931	$0.61

Basic income per common unit
Income available to common unitholders	259,364	90,540	$2.87

Dilutive units for long-term compensation plans	—	1,391

Diluted income per common unit
Income available to common unitholders and assumed Conversions	$259,364	91,931	$2.82

Fair Value of Financial Instruments
The carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued interest, distributions payable and other liabilities are reasonable estimates of fair values because of the short-term nature of these instruments. The fair value of the Company’s long-term debt, which is based on estimates by management and on rates quoted on December 31, 2007 for comparable loans, is less than the aggregate carrying value by approximately $13.3 million at December 31, 2007.
Income Taxes
In conformity with the Internal Revenue Code and applicable state and local tax statutes, taxable income or loss of the Operating Partnership is required to be reported in the tax returns of the partners in accordance with the terms of the Partnership Agreement. However, the Company is taxed in certain states, the United Kingdom and Luxembourg. Accordingly, the Company has recognized federal, state, local and foreign taxes in accordance with US GAAP, as applicable.
Certain of the Company’s taxable REIT subsidiaries have net operating loss carryforwards available of approximately $7.1 million. These carryforwards begin to expire in 2018. The Company has considered estimated future taxable income and have determined that a valuation allowance for the full carrying value of net operating loss carryforwards is appropriate.
Foreign Currency Translation
The functional currency of the Company’s United Kingdom operations is pounds sterling. The Company translates the financial statements for the United Kingdom operations into US dollars. Gains and losses resulting from this translation do not impact the results of operations and are included in general partner’s equity-common units. Other comprehensive income (loss) was $1.1 million, $10.4 million and ($15.2 million) for the years ended December 31, 2007, 2006 and 2005, respectively. Upon sale or upon complete or substantially complete liquidation of a foreign investment, the gain or loss on the sale will include the cumulative translation adjustments that have been previously recorded in general partner’s equity-common units.
Recently Issued Accounting Standards
FIN 48
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of SFAS No. 109, “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, and accounting in interim periods and requires expanded disclosure with respect to the uncertainty in income taxes.
The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, no uncertain tax positions were identified which would result in the recording of a liability for unrecognized tax benefits, and correspondingly no benefit recognition was identified that would affect the effective tax rate. Additionally, there are no possibly significant unrecognized tax benefits which are reasonably expected to occur within the next 12 months. The Company’s policy is to recognize interest accrued related to unrecognized benefits in interest expense and penalties in other expense. There are no interest and penalties deducted in the current period and no interest and penalties accrued at December 31, 2007 and December 31, 2006, respectively.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, certain state and local jurisdictions, the United Kingdom and Luxembourg. With few exceptions, the Company is no longer subject to U.S. federal, state, and local, or United Kingdom examinations by tax authorities for years before 2002.
SFAS No. 157
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for consistently measuring fair value under US GAAP and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company beginning January 1, 2008, and the provisions of SFAS No. 157 will be applied prospectively as of that date. The Company does not anticipate that the adoption of this statement will have a material effect on its financial position or results of operations.

SFAS No. 159
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for the Company beginning January 1, 2008. The Company does not anticipate that the adoption of this statement will have a material effect on its financial position or results of operations.
SFAS No. 141(R)
In December 2007, the FASB issued SFAS No. 141(R), “Applying the Acquisition Method” (“SFAS No. 141(R)”). This statement changes the accounting for acquisitions specifically eliminating the step acquisition model, changing the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, disallowing the capitalization of transaction costs and delays when restructurings related to acquisitions can be recognized. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008 and will impact the accounting for acquisitions made beginning January 1, 2009. The Company does not anticipate that the adoption of SFAS No. 141(R) will have a material effect on the Company’s financial position or results of operations.
SFAS No. 160
In December 2007, the FASB issued SFAS No. 160, “Accounting for Noncontrolling Interests” (“SFAS No. 160”). Under this statement, noncontrolling interests are considered equity and thus the Company’s practice of reporting minority interests in the mezzanine section of the balance sheet will be eliminated. Also, under SFAS No. 160, net income will encompass the total income of all consolidated subsidiaries and there will be separate disclosure on the face of the income statement of the attribution of that income between controlling and noncontrolling interests. Last, increases and decreases in noncontrolling interests will be treated as equity transactions. The standard is effective for the year ending December 31, 2009. The Company does not anticipate that the adoption of this statement will have a material effect on its financial position or results of operations.
3. REAL ESTATE
The Company owns and operates industrial and office properties located principally in suburban mixed-use developments or business parks. The carrying value of these properties by type as of December 31, 2007 and 2006 is as follows (in thousands):

	Land	Buildings
	And Land	And		Accumulated
	Improvements	Improvements	Total	Depreciation
2007
Industrial properties	$338,237	$1,719,541	$2,057,778	$382,657
Office properties	458,264	2,715,190	3,173,454	480,952

2007 Total	$796,501	$4,434,731	$5,231,232	$863,609

2006
Industrial properties	$300,716	$1,606,151	$1,906,867	$360,903
Office properties	365,872	2,129,432	2,495,304	425,875

2006 Total	$666,588	$3,735,583	$4,402,171	$786,778

Depreciation expense was $135.4 million in 2007, $124.9 million in 2006 and $123.3 million in 2005.
As of December 31, 2007, the Company commenced development on 28 properties, which upon completion are expected to comprise 4.8 million square feet of leaseable space. As of December 31, 2007, $328.1 million had been expended for the development of these projects and an additional $179.0 million is estimated to be required for completion.
Additionally, unconsolidated joint ventures in which the Company had an interest had commenced development on four properties, which upon completion are expected to comprise 527,000 square feet of leaseable space. As of December 31, 2007, $116.8 million had been expended for the development of these projects and an additional $53.5 million is estimated to be required for completion.

Information on the operating properties the Company sold during the years ended December 31, 2007 and 2006 is as follows:

2007 Sales
	Number of	Leaseable
Segment	Buildings	Square Feet	Proceeds
			(in thousands)
Delaware Valley
Southeastern Pennsylvania	1	141,714	$8,650
Midwest
Lehigh Valley	1	289,800	13,775
Other	60	4,257,477	317,600
Mid-Atlantic	6	399,258	21,363
Florida	2	152,219	8,152

Total	70	5,240,468	$369,540

2006 Sales
	Number of	Leaseable
Segment	Buildings	Square Feet	Proceeds
			(in thousands)
Delaware Valley
Southeastern Pennsylvania	3	1,146,940	$101,700
Other	3	155,056	10,760
Midwest
Lehigh Valley	5	716,758	109,255
Other	16	2,519,409	134,375
Mid-Atlantic	16	1,449,464	139,300
Florida	3	147,262	7,474

Total	46	6,134,889	$502,864

4. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES
Listed below are the unconsolidated joint ventures in which the Company has a noncontrolling interest. The Company receives fees from these joint ventures for services it provides. These services include property management, leasing, development and administration. The Company may also receive a promoted interest if certain return thresholds are met. These fees are included in interest and other income in the accompanying consolidated statements of operations.
Liberty Venture I, LP
The Company has a 25% interest in Liberty Venture I, LP, an entity engaged in ownership of industrial properties in New Jersey.
As of December 31, 2007, the joint venture owned 24 industrial properties totaling 3.1 million square feet and 43 acres of developable land.
The Company recognized $802,000, $634,000, and $934,000 in fees for services during the years ended December 31, 2007, 2006 and 2005, respectively.
Kings Hill Unit Trust
On December 14, 2005, the Company entered into a joint venture agreement (“Kings Hill Unit Trust”) with Doughty Hanson & Co. Real Estate. The Company sold 15 properties with a net book value of $125.8 million to the joint venture for proceeds of $219.9 million. In addition, the Company holds a $6.0 million note receivable from the Kings Hill Unit Trust and retained a 20% ownership interest in the joint venture. The note receivable bears interest at a 9% rate. The Company recognized a $75.1 million gain net of $14.5 million of tax on the sale of the properties to the Kings Hill Unit Trust. Due to the Company’s continuing involvement in this joint venture, the operations to the date of sale, as well as the gain on sale and related taxes are included in income from continuing operations in the accompanying consolidated statements of operations. The properties which were sold are industrial and office properties and were included in the Company’s United Kingdom segment.

As of December 31, 2007, the joint venture owned 10 office properties and five industrial properties totaling 535,000 square feet.
Income from fees and interest was $1.6 million and $1.3 million during the years ended December 31, 2007 and 2006, respectively.
Liberty/Commerz 1701 JFK Boulevard, LP
On April 13, 2006, the Company entered into a joint venture (“Liberty/Commerz 1701 JFK Boulevard, LP”) with an affiliate of Commerzleasing und Immobilien AG, a wholly owned subsidiary of Commerzbank AG, pursuant to which it sold an 80% interest in the equity of Comcast Center, a 1.25 million square foot office tower the Company is developing in Philadelphia, Pennsylvania. The transaction valued the property at $512 million. In connection with the transaction, the joint venture obtained a $324 million forward loan commitment at a rate of 6.15% assuming the loan closes in March 2008.
Under the terms of the joint venture arrangement, the Company is obligated to complete development of the building, the estimated cost of which is approximately $495 million, and is also obligated to complete the initial lease up of the property. Based on the updated leasing schedule the Company may have to fund $5.2 million in rent support. Payments under the rent support agreement will be reduced by interest due the Company until the $324 million loan is funded. The criteria for sale recognition in accordance with SFAS No. 66, “Accounting for the Sale of Real Estate,” have not been met and this transaction is accounted for as a financing arrangement.
Liberty Illinois, LP
On April 25, 2006, the Company entered into a joint venture (“Liberty Illinois, LP”) with the New York State Common Retirement Fund, selling a 75% equity interest in six industrial properties totaling 2.1 million square feet and 104 acres of developable land. The joint venture valued the buildings and land at $125.0 million.
As of December 31, 2007, the joint venture owned 14 industrial properties totaling 4.6 million square feet and 393 acres of developable land.
The Company recognized $791,000 and $777,000 in fees for services during the years ended December 31, 2007 and 2006, respectively.
Blythe Valley JV Sarl
On September 10, 2007, the Company entered into a joint venture to acquire Blythe Valley Park, West Midlands, UK for $325 million. The park consists of 491,000 square feet of office properties and 98 acres of developable land. The Company holds a $3.9 million note receivable from Blythe Valley JV Sarl and has a 20% interest in the joint venture.
The Company recognized $446,000 in fees for services during the year ended December 31, 2007.
Liberty Washington, LP
On October 4, 2007, the Company acquired Republic Property Trust (“Republic Acquisition”), a Maryland real estate investment trust and Republic Property Limited Partnership, a Delaware limited partnership and Republic’s operating partnership (together, “Republic”) for $913 million. The acquisition of Republic was completed through the merger of Republic with a wholly owned subsidiary of the Company and the merger of Republic’s operating partnership with the Company’s Operating Partnership. Republic operated a portfolio consisting of 2.4 million square feet of office space, six acres of developable land, and a redevelopment property that, when completed, is expected to contain an additional 176,000 square feet of office space in the Northern Virginia and Washington, D.C. markets.
Concurrently, the Company formed a joint venture with New York State Common Retirement Fund to own and manage the Republic portfolio (“Republic Disposition”). The joint venture, in which the Company holds a 25% interest, purchased the Republic real estate assets for $900 million. The acquisition of Republic resulted in the Company recording $13 million in goodwill and other intangibles. In addition, the Company holds a $59.5 million note receivable from Liberty Washington, LP. The note bears interest at 5.25% and is due in September, 2008.
The Company recognized $1.3 million in fees for services during the year ended December 31, 2007.
Other Joint Ventures
As of December 31, 2007, the Company had a 50% ownership interest in three additional unconsolidated joint ventures. One of these joint ventures has one operating property and investments in properties under development and land. The other two joint ventures have investments in properties under development, land or in leaseholds and do not operate or own operating properties.

The Company’s share of each of the joint venture’s earnings is included in equity in (loss) earnings of unconsolidated joint ventures in the accompanying consolidated statements of operations.
The condensed balance sheets as of December 31, 2007 and 2006 and statements of operations for Liberty Venture I, LP, Liberty Illinois, LP, Kings Hill Unit Trust, Blythe Valley JV Sarl, Liberty Washington, LP and other unconsolidated joint ventures for the years ended December 31, 2007, 2006 and 2005 are as follows (in thousands):
Balance Sheets:

	December 31, 2007
	Liberty			Blythe
	Venture I,	Kings Hill	Liberty	Valley JV	Liberty
	LP	Unit Trust	Illinois, LP	Sarl	Washington, LP	Other	Total
Real estate assets	$118,030	$231,399	$225,405	$267,488	$802,146	$14,586	$1,659,054
Accumulated depreciation	(13,115)	(8,385)	(6,533)	(2,004)	(5,746)	(60)	(35,843)

Real estate assets, net	104,915	223,014	218,872	265,484	796,400	14,526	1,623,211

Development in progress	—	—	—	—	76,483	40,694	117,177
Land held for development	2,733	—	41,008	48,712	7,859	28,201	128,513
Other assets	24,185	17,551	11,871	18,716	19,630	15,513	107,466

Total assets	$131,833	$240,565	$271,751	$332,912	$900,372	$98,934	$1,976,367

Debt	$81,216	$188,765	$145,400	$251,654	$339,120	$43,249	$1,049,404
Other liabilities	2,830	50,656	3,677	40,399	8,508	3,834	109,904
Equity	47,787	1,144	122,674	40,859	552,744	51,851	817,059

Total liabilities and equity	$131,833	$240,565	$271,751	$332,912	$900,372	$98,934	$1,976,367

Company’s net investment in unconsolidated joint ventures (1)	$11,352	$6,002	$24,729	$11,773	$197,622	$26,905	$278,383

	December 31, 2006
	Liberty Venture I,	Kings Hill Unit	Liberty	Blythe Valley JV	Liberty Washington,
	LP	Trust	Illinois, LP	Sarl	LP	Other	Total
Real estate assets	$116,324	$228,120	$119,787	$—	$—	$—	$464,231
Accumulated depreciation	(10,183)	(4,213)	(1,842)	—	—	—	(16,238)

Real estate assets, net	106,141	223,907	117,945	—	—	—	447,993
Development in progress	—	—	28,420	—	—	24,088	52,508
Land held for development	2,733	—	8,246	—	—	31,078	42,057
Other assets	13,723	20,838	6,214	—	—	13,024	53,799

Total assets	$122,597	$244,745	$160,825	$—	$—	$68,190	$596,357

Debt	$74,063	$186,010	$86,681	$—	$—	$10,600	$357,354
Other liabilities	1,182	49,584	5,005	—	—	4,420	60,191
Equity	47,352	9,151	69,139	—	—	53,170	178,812

Total liabilities and equity	$122,597	$244,745	$160,825	$—	$—	$68,190	$596,357

Company’s net investment in unconsolidated joint ventures (1)	$11,293	$7,527	$11,259	$—	$—	$24,644	$54,723

(1)	Differences between the Company’s net investment in unconsolidated joint ventures and its underlying equity in the net assets of the venture is primarily a result of the deferral of gains associated with the sales of properties to joint ventures in which the Company retains an ownership interest and loans made to the joint ventures by the Company. Deferred gains are amortized to equity in earnings (loss) of joint ventures over the average estimated useful lives of the assets sold.

Statements of Operations:

	Year Ended December 31, 2007
	Liberty Venture I,	Kings Hill Unit	Liberty	Blythe Valley JV	Liberty Washington,
	LP	Trust	Illinois, LP	Sarl	LP	Other	Total
Total revenue	$18,457	$19,696	$17,360	$5,920	$18,203	$397	$80,033
Operating expense	5,807	2,374	4,433	5,265	4,273	131	22,283

	12,650	17,322	12,927	655	13,930	266	57,750

Interest	(4,240)	(14,583)	(6,297)	(6,009)	(4,299)	(253)	(35,681)
Depreciation and amortization	(4,228)	(7,058)	(6,316)	(2,201)	(8,969)	(70)	(28,842)
Other income/(expense)	(76)	(645)	(266)	(220)	(1,337)	359	(2,185)
Gain on sale	524	—	—	—	—	867	1,391

Net income (loss)	$4,630	$(4,964)	$48	$(7,775)	$(675)	$1,169	$(7,567)

Company’s equity in earnings (loss) of unconsolidated joint ventures	$1,320	$(732)	$399	$(1,514)	$(232)	$533	$(226)

	Year Ended December 31, 2006
	Liberty Venture I,	Kings Hill Unit	Liberty	Blythe Valley JV	Liberty Washington,
	LP	Trust	Illinois, LP	Sarl	LP	Other	Total
Total revenue	$18,395	$18,183	$7,471	$—	$—	$—	$44,049
Operating expense	5,364	2,181	1,833	—	—	171	9,549

	13,031	16,002	5,638	—	—	(171)	34,500

Interest	(4,501)	(13,455)	(2,527)	—	—	—	(20,483)
Depreciation and amortization	(4,544)	(6,267)	(2,502)	—	—	—	(13,313)
Other income/(expense)	(127)	(604)	5	—	—	392	(334)
Gain on sale	2,644	—	—	—	—	138	2,782

Net income (loss)	$6,503	$(4,324)	$614	$—	$—	$359	$3,152

Company’s equity in earnings (loss) of unconsolidated joint ventures	$1,651	$(657)	$259	$—	$—	$179	$1,432

	Year Ended December 31, 2005
	Liberty Venture I,	Kings Hill Unit	Liberty	Blythe Valley JV	Liberty Washington,
	LP	Trust	Illinois, LP	Sarl	LP	Other	Total
Total revenue	$18,592	$745	$—	$—	$—	$—	$19,337
Operating expense	5,859	201	—	—	—	32	6,092

	12,733	544	—	—	—	(32)	13,245

Interest	(4,569)	(634)	—	—	—	—	(5,203)
Depreciation and amortization	(4,933)	(386)	—	—	—	—	(5,319)
Other income/(expense)	(184)	(33)	—	—	—	3,066	2,849
Gain on sale	7,555	—	—	—	—	—	7,555

Net income (loss)	$10,602	$(509)	$—	$—	$—	$3,034	$13,127

Company’s equity in earnings (loss) of unconsolidated joint ventures	$2,650	$(110)	$—	$—	$—	$—	$2,540

5. DEFERRED FINANCING AND LEASING COSTS
Deferred financing and leasing costs at December 31, 2007 and 2006 are as follows (in thousands):

	December 31,
	2007	2006
Deferred leasing costs	$174,573	$145,292
Deferred financing costs	12,077	8,476
In-place lease value and related intangible asset	77,760	71,496

	264,410	225,264
Accumulated amortization	(119,721)	(97,362)

Total	$144,689	$127,902

6. INDEBTEDNESS
Indebtedness consists of mortgage loans, unsecured notes, borrowings under the credit facility and the Liberty/Commerz 1701 JFK Boulevard, LP financing arrangement. The weighted average interest rates for the years ended December 31, 2007, 2006 and 2005, were 6.4%, 6.6% and 6.6%, respectively. Interest costs during the years ended December 31, 2007, 2006 and 2005 in the amount of $45.7 million, $30.8 million and $17.7 million, respectively, were capitalized. Cash paid for interest for the years ended December 31, 2007, 2006 and 2005, was $172.9 million, $150.2 million and $148.8 million, respectively.
During the year ended December 31, 2007, the Company satisfied a $100 million 7.25% senior unsecured note and issued a $300 million 6.625% senior unsecured note due October 1, 2017. The net proceeds from this issuance were used to pay down outstanding borrowings under the Company’s unsecured credit facility and for general corporate purposes. Amounts repaid under the credit facility were subsequently drawn to pay a portion of the cash merger consideration for the purchase of Republic Property Trust.
During the year ended December 31, 2006, the Company satisfied a $100 million 6.95% medium term note and issued a $300 million 5.50% senior unsecured note due December 15, 2016. The Company used the net proceeds to pay down outstanding borrowings under the Company’s unsecured credit facility and for general corporate purposes.
The Company is subject to financial covenants contained in some of the debt agreements, the most restrictive of which are detailed below under the heading “Credit Facility.” As of December 31, 2007 the Company was in compliance with all financial covenants.
Mortgage Loans, Unsecured Notes
Mortgage loans with maturities ranging from 2008 to 2028 are collateralized by and in some instances cross-collateralized by properties with a net book value of $358.2 million.
The interest rates on $2,398.2 million of mortgage loans and unsecured notes are fixed and range from 4.6% to 8.8%. The weighted average remaining term for the mortgage loans and unsecured notes is 5.8 years.
Credit Facility
$600 Million Unsecured Revolving Credit Facility
During the fourth quarter of 2005, the Company obtained a four-year, $600 million unsecured revolving credit facility (the “$600 million Credit Facility”) replacing a $450 million unsecured revolving credit facility due January 16, 2006. Based on the Company’s present ratings, borrowings under the $600 million Credit Facility are priced at LIBOR plus 65 basis points. The $600 million Credit Facility contains a competitive bid option, whereby participating lenders bid on the interest rate to be charged. This feature is available for up to 50% of the amount of the facility. The interest rate on the $470.0 million of borrowings outstanding as of December 31, 2007 was 5.66%. The current ratings for the Company’s senior unsecured debt are Baa2, BBB, and BBB+ from Moody’s, S&P and Fitch, respectively. The $600 million Credit Facility has an accordion feature for an additional $200 million. There is also a 15 basis point annual facility fee on the current borrowing capacity. The $600 million Credit Facility expires on January 16, 2010 and may be extended for a one-year period. The $600 million Credit Facility contains financial covenants, certain of which are set forth below:
•	total debt to total assets may not exceed 0.60:1;

•	earnings before interest, taxes, depreciation and amortization to fixed charges may not be less than 1.50:1;

•	unsecured debt to unencumbered asset value must equal or be less than 60%; and

•	unencumbered net operating income to unsecured interest expense must equal or exceed 200%.
Liberty/Commerz 1701 JFK Boulevard, LP Financing Arrangement
The equity contribution from the Company’s joint venture partner in Liberty/Commerz 1701 JFK Boulevard, LP is treated as a financing arrangement — see Note 4. This equity contribution is entitled to a return equal to the greater of 5% or the current rate on the $600 million Credit Facility.
The scheduled principal amortization and maturities of the Company’s mortgage loans, the unsecured notes outstanding, the $600 million Credit Facility, and the Liberty/Commerz 1701 JFK Boulevard, LP financing arrangement and the related weighted average interest rates are as follows (in thousands, except percentages):

							Weighted
	Mortgages						Average
	Principal	Principal	Unsecured	Credit			Interest
	Amortization	Maturities	Notes	Facility		Total	Rate

2008	$8,693	$34,099	$—	$152,960	(1)	$195,752	5.93%
2009	6,589	46,313	270,000	—		322,902	7.76%
2010	5,823	4,736	200,000	470,000		680,559	6.50%
2011	5,160	10,741	250,000	—		265,901	7.25%
2012	4,336	32,875	235,000	—		272,211	6.47%
2013	3,858	4,510	—	—		8,368	5.79%
2014	3,889	2,684	200,000	—		206,573	5.66%
2015	3,336	44,469	300,000	—		347,805	5.25%
2016	2,409	16,880	300,000	—		319,289	5.55%
2017	1,769	—	300,000	—		301,769	6.62%
2018 & thereafter	—	—	100,000	—		100,000	7.50%

	$45,862	$197,307	$2,155,000	$622,960		$3,021,129	6.40%

(1)	Liberty/Commerz 1701 JFK Boulevard, LP financing arrangement — see above.
7. LEASING ACTIVITY
Future minimum rental payments due from tenants under noncancelable operating leases as of December 31, 2007 are as follows (in thousands):

2008	$496,928
2009	452,480
2010	392,691
2011	327,557
2012	265,737
Thereafter	960,489

TOTAL	$2,895,882

In addition to minimum rental payments, most leases require the tenants to pay for their pro rata share of specified operating expenses. These payments are included as operating expense reimbursement in the accompanying consolidated statements of operations.
8. OWNERS’ EQUITY
Common Units
General and Limited partners’ equity — common units relates to limited partnership interests of the Operating Partnership issued in connection with the formation of the Company and certain subsequent acquisitions. During 2006, 684,432 common units were issued in connection with an acquisition. No common units were issued in connection with acquisitions during 2005 or 2007. The common units outstanding as of December 31, 2007 have the same economic characteristics as common shares of the Trust. The 4,189,967 common units are the common units held by persons and entities other than Liberty Property Trust, the general partner of Liberty Property Limited Partnership, which holds a number of common units equal to the number of outstanding common shares of beneficial interest. Both the common units held by Liberty Property Trust and the common units held by persons and entities other than Liberty Property Trust are counted in the weighted average number of common units outstanding during any given period. The 4,189,967 common units share proportionately in the net income or loss and in any distributions of the Operating Partnership and are exchangeable into the same number of common shares of the Trust. The market value of the 4,189,967 common units based on the closing price of the shares of the Company at December 31, 2007 was $120.7 million.

Preferred Units
The Company has outstanding the following Cumulative Redeemable Preferred Units of the Operating Partnership, (the “Preferred Units”):

Date of				Liquidation	Dividend	Redeemable
Issue	Issue	Amount	Units	Preference	Rate	As of	Exchangeable After
(in 000’s)
7/28/99	Series B	$95,000	3,800	$25	7.45%	8/31/09	1/1/14 into Series B Cumulative Redeemable Preferred Shares of the Trust

6/16/05	Series E	$20,000	400	$50	7.00%	6/16/10	6/16/15 into Series E Cumulative Redeemable Preferred Shares of the Trust

6/30/05	Series F	$44,000	880	$50	6.65%	6/30/10	6/30/15 into Series F Cumulative Redeemable Preferred Shares of the Trust

8/23/05	Series F	$6,000	120	$50	6.65%	6/30/10	6/30/15 into Series F Cumulative Redeemable Preferred Shares of the Trust

12/15/06	Series G	$27,000	540	$50	6.70%	12/12/11	12/12/16 into Series G Cumulative Redeemable Preferred Shares of the Trust

8/21/07	Series H	$100,000	4,000	$25	7.40%	8/21/12	8/21/17 into Series H Cumulative Redeemable Preferred Shares of the Trust
During the year ended December 31, 2005, the Company redeemed for $20 million its outstanding 9.125% Series C Cumulative Redeemable Preferred Units. The redemption resulted in a $0.5 million write off of Series C issuance costs.
During the year ended, December 31, 2007, the Company raised $100 million through the placement of 7.40% Series H Cumulative Redeemable Preferred Units.
During the year ended December 31, 2007, the Company redeemed for $23.7 million its outstanding 7.625% Series D Cumulative Redeemable Preferred Units. The redemption resulted in a $0.7 million write off of Series D issuance costs.
The Company paid the following Preferred Unit distributions for the year ended December 31:

	2007	2006	2005
Distributions (in millions)	$17.1	$13.7	$12.1
Distribution per unit:
Series B	$1.86	$1.86	$1.86
Series C	—	—	$1.05
Series D	$1.74	$3.81	$3.81
Series E	$3.50	$3.50	$1.90
Series F	$3.33	$3.33	$1.61
Series G	$3.35	$0.16	—
Series H	$0.67	—	—
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
The Company is obligated to make additional capital contributions to unconsolidated joint ventures of $4.2 million.
The Company has letter of credit obligations of $2.3 million related to development requirements.

The Company maintains cash and cash equivalents at financial institutions. The combined account balances at each institution typically exceed FDIC insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company believes the risk is not significant.
Litigation
The Company has been substituted for Republic as a party to certain litigation as a result of the Company’s acquisition of Republic on October 4, 2007. The litigation is summarized below. The litigation arises out of a dispute between Republic and certain parties, two of whom were members of Republic’s Board of Trustees and “founders” of Republic. The dispute includes claims arising from the termination of a development arrangement in West Palm Beach, Florida and an attempt by Republic to acquire a certain office property from an entity controlled by the aforementioned related parties pursuant to an option agreement entered into at the time of Republic’s formation.
On November 17, 2006, Republic disclosed in a Form 8-K that Steven A. Grigg, its President and Chief Development Officer, had notified it that he was terminating his employment, purportedly for “good reason,” as such term is defined in his employment agreement, dated December 20, 2005. Mr. Grigg also asserted that, as a result of such termination, he was entitled to the severance payments provided for under the terms of the employment agreement. The cash portion of such severance payments could be valued at up to approximately $1.8 million. The Company disagrees with Mr. Grigg that there is a basis for termination by Mr. Grigg for good reason; therefore, we believe that Mr. Grigg terminated his employment without good reason as of November 13, 2006, the date of his termination letter. Accordingly, we believe that no severance payments are due and we have not remitted any such payments to Mr. Grigg under the terms of his employment agreement.
On December 22, 2006, Mr. Grigg filed a lawsuit against Republic in the Superior Court of the District of Columbia. Mr. Grigg alleges, among other things, that (i) Republic breached his employment agreement, (ii) Republic breached its duties of good faith and fair dealing and (iii) the Noncompetition Agreement dated December 20, 2005 between Mr. Grigg and Republic is unenforceable and void. Mr. Grigg seeks, among other remedies, (i) the severance payment allegedly due under the employment agreement, (ii) other damages in an amount to be finally determined at trial and (iii) the voiding of the Noncompetition Agreement. The Company believes that Mr. Grigg’s lawsuit is without merit, generally denies the allegations in the complaint and denies that Mr. Grigg is entitled to any of the relief sought in his complaint. Republic originally asserted various counterclaims against Mr. Grigg, including claims for common law fraud, state securities fraud, breach of his employment agreement, breach of fiduciary duties and unjust enrichment. Republic subsequently voluntarily dismissed without prejudice its common law fraud, state securities fraud and unjust enrichment claims in order to pursue those claims in the litigation described below pending in the United States District Court for the District of Columbia. The Company’s counterclaims against Mr. Grigg for breach of his employment agreement and breach of his fiduciary duties remain pending in the District of Columbia Superior Court litigation. On March 30, 2007, the Court denied, in its entirety, Mr. Grigg’s motion to dismiss these counterclaims. The Company seeks damages and other appropriate relief on these counterclaims.
On March 6, 2007, Mr. Richard Kramer, Republic’s former Non-executive Chairman of the Board, filed a lawsuit against Republic in the United States District Court for the District of Maryland Southern Division, in which he seeks advancement for legal fees incurred by him purportedly in connection with an independent counsel’s investigation with respect to certain matters involving Republic’s course of dealing in a West Palm Beach development project, as well as those fees incurred in filing and prosecuting this lawsuit. On May 3, 2007, Mr. Kramer voluntarily dismissed this case, and filed an almost identical lawsuit against Republic in the Circuit Court of Baltimore County, Maryland. We believe that Mr. Kramer’s lawsuit is without merit and filed a motion to dismiss or, in the alternative, motion for summary judgment, seeking the dismissal of Mr. Kramer’s lawsuit. Mr. Kramer filed a motion for summary judgment against the Company. On November 2, 2007 the Court denied Mr. Kramer’s motion for summary judgment and granted the Company’s motion to dismiss. Mr. Kramer has appealed the Court’s judgment.
On March 28, 2007, Republic filed a lawsuit against Messrs. Kramer and Grigg and Republic Properties Corporation in the United States District Court of the District of Columbia. This lawsuit asserts, among other things, claims against (i) all three defendants for (a) federal and state securities fraud and (b) common law fraud; (ii) Messrs. Kramer and Grigg for (a) federal and state control person liability and (b) unjust enrichment; and (iii) Republic Properties Corporation for (a) breach of contract and (b) indemnification. The Company seeks, among other remedies, (i) damages in an amount not less than $1.2 million, the approximate value (at the time of issuance) of the partnership units issued by Republic Property Limited Partnership to Republic Properties Corporation in connection with the West Palm Beach City Center Development Contribution Agreement, (ii) additional damages incurred by us as a result of the termination of the West Palm Beach Professional Services Agreement, (iii) recovery of the costs, including attorneys fees, associated with a previously-disclosed independent investigation, (iv) reimbursement for Republic’s expenses in this litigation, including attorneys’ fees, and (v) other damages, including punitive damages, in an amount to be finally determined at trial. On April 27, 2007, Republic filed an Amended Complaint in the District of Columbia District Court action, adding to the claims set forth immediately above a claim for declaratory judgment that Mr. Kramer was not entitled to advancement or reimbursement of any of the fees sought in his Maryland litigation. Republic Property Corporation, Messrs. Kramer and Grigg have filed motions to dismiss this lawsuit, which are currently pending.
On May 21, 2007, Republic proffered a lease (the “Lease”) to 25 Massachusetts Avenue Property LLC (the “Owner”) for certain space in Republic Square I, an office building in Washington, D.C. (the “Option Property”). Two of Republic’s founders and Trustees, Richard L. Kramer and Steven A. Grigg, currently control the Owner and Mark R. Keller, Republic’s former Chief Executive Officer, holds an ownership interest in the Owner. Based on information provided by the Owner, immediately prior to the proffer of the Lease, approximately 50% of the Option Property’s net rentable area was under lease and approximately 37% of the Option Property’s net rentable area was rent paying space. Had the Owner accepted the Lease, more than 85% of the space in the Option Property would have been rent paying space. The base rents and other material terms of the Lease proffer were based on the Owner’s lease up projections for the Property and the Lease was on the Owner’s form lease agreement.
On May 22, 2007, the Owner rejected the proffer of the Lease, asserting, among other things, that it was “not a bona fide business proposal for Republic’s own occupancy and leasing of space”. On May 29, 2007, Republic (i) re-tendered the Lease to the Owner for certain space at the Option Property and (ii) exercised its exclusive option to purchase the fee interest in the Option Property pursuant to the Option Agreement among the Owner, 660 North Capitol Street Property LLC and Republic dated as of November 28, 2005 (the “Option Agreement”). On May 30, 2007, the Owner rejected the Lease and claimed that “there has been no effective exercise of the Option.” The Company believes that the Lease was properly tendered for an appropriate purpose and, accordingly, the Company re-proffered the Lease to the Owner. The Owner rejected the Lease proffer and disputed whether the Lease entitled Republic to purchase the Property, pursuant to its exercise of the option, at the Purchase Price (as defined in the Option Agreement).
In response to the Owner’s rejection, on June 15, 2007, Republic filed a lawsuit against the Owner in the Court of Chancery in the State of Delaware. This lawsuit asserts, among other things, that (i) by refusing to accept Republic’s option exercise the Owner has breached the Option Agreement and (ii) by deciding not to refinance a construction loan on the Property and rejecting the Lease, the Owner has breached the covenant of good faith and fair dealing implied in every contract governed by the laws of the District of Columbia. Republic sought, among other remedies, to obtain (I) an injunction against the Owner’s sale of the Option Property to any party other than Republic, (II) a declaration that the Lease and option exercise are effective and (III) an order that the Owner specifically perform its obligation to sell the Option Property to Republic pursuant to the Option Agreement. Also on June 15, 2007, Republic filed a Notice of Pendency of Action (Lis Pendens) in the Office of the Recorder of Deeds in the District of Columbia, in order to record Republic’s interest in the Option Property as reflected in the Delaware Chancery Court action. On July 2, 2007, the Owner answered the complaint and counterclaimed, seeking monetary damages related to the Owner’s purported attempts to sell the Option Property to a third party. The matter has been tried, the parties have filed post trial briefs and post trial arguments have been held. At this point, the outcome of the lawsuit is uncertain. However, it seems unlikely that the Company will have the opportunity to purchase the Option Property.
While management currently believes that resolving these matters will not have a material adverse impact on our financial position or our results of operations, the litigation noted above is subject to inherent uncertainties and management’s view of these matters may change in the future. Were an unfavorable final outcome to occur, there exists the possibility of a material adverse impact on our financial position and the results of operations for the period in which the effect becomes capable of being reasonably estimated.
Although the Company is engaged in litigation incidental to its business, there is no additional legal proceeding to which it is a party which, in the opinion of management, will materially adversely affect the results of the Company’s operations.

10. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
A summary of quarterly results of operations for the years ended December 31, 2007 and 2006 follows. Certain amounts have been reclassified to conform to the current presentation of discontinued operations (in thousands, except per share amounts).

	Quarter Ended
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2007	2007	2007	2007	2006	2006	2006	2006
Operating revenue	$188,501	$176,822	$168,498	$164,926	$163,501	$154,895	$151,748	$148,215

Income from continuing operations	31,741	37,541	39,921	40,244	38,645	36,250	53,752	33,449

Discontinued operations	10,673	5,584	19,383	5,122	28,459	16,224	21,311	63,960

Income available to common unitholders	37,161	38,879	54,834	41,513	63,616	49,073	71,662	94,008

Income per common unit – basic (1)	0.39	0.41	0.57	0.44	0.67	0.52	0.77	1.02

Income per common unit – diluted (1)	0.39	0.41	0.57	0.43	0.67	0.52	0.76	1.01

(1)	The sum of quarterly financial data may vary from the annual data due to rounding.
11. PRO FORMA INFORMATION
The following unaudited pro forma information was prepared assuming the Republic Acquisition and the Republic Disposition described in Note 4 had occurred on January 1, 2006. The transaction provided the Company with a new platform of quality properties in a dynamic market.

	Year Ended December 31,
	2007	2006
	(in thousands, except per unit amounts)
Total revenue	$712,221	$678,163
Net income	170,415	272,391
Net income per diluted unit	1.58	2.73
This pro forma information is not necessarily indicative of what actual results of operations of the Company would have been, assuming the Company had completed the Republic Acquisition and the Republic Disposition as of January 1, 2006, nor do they purport to represent the results of operations of the Company for future periods. There were no material, nonrecurring items included in the reported pro forma results of operations.
12. SEGMENT INFORMATION
The Company operates its portfolio of properties primarily throughout the Mid-Atlantic, Southeastern, Midwestern and Southwestern United States. Additionally, the Company owns certain assets in the United Kingdom. The Company reviews the performance of the portfolio on a geographical basis. As such, the following regions are considered the Company’s reportable segments:

Reportable Segments	Markets
Delaware Valley	Southeastern Pennsylvania; New Jersey
Midwest	Lehigh Valley, Pennsylvania; Minnesota; Milwaukee; Chicago
Mid-Atlantic	Maryland; Piedmont Triad, NC; Greenville, SC; Richmond; Virginia Beach
Florida	Jacksonville; Orlando; Boca Raton; Tampa; Texas
Arizona	Phoenix
Philadelphia	Philadelphia; Northern Virginia/Washington, D.C.
United Kingdom	County of Kent; West Midlands
The Company’s reportable segments are distinct business units which are each managed separately in order to concentrate market knowledge within a geographic area. Within these reportable segments, the Company derives its revenues from its two product types: industrial properties and office properties.

The Company began to report the results of the Arizona and Philadelphia segments during the year ended December 31, 2007. As required by SFAS No. 131 (“SFAS No. 131”) “Disclosures about Segments of an Enterprise and Related Information,” consolidated financial statements issued by the Company in the future will reflect modifications to the Company’s reportable segments resulting from the change described above, including reclassification of all comparative prior period segment information.
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
YEAR ENDED DECEMBER 31, 2007

	Delaware Valley		midwest
	Southeastern		Lehigh					phila-	united
	Pennsylvania	Other	Valley	Other	mid-atlantic	florida	arizona	delphia	kingdom	total
Operating revenue	$173,633	$55,388	$91,630	$82,419	$134,903	$143,064	$8,166	$6,829	$2,715	$698,747
Rental property expenses and real estate taxes	57,348	18,082	23,615	28,616	41,332	49,042	1,604	1,438	33	221,110

Property level operating income	$116,285	$37,306	$68,015	$53,803	$93,571	$94,022	$6,562	$5,391	$2,682	477,637

Interest and other income										11,748
Interest expense										(129,301)
General and administrative										(54,116)
Depreciation and amortization										(158,355)

Income before property dispositions, income taxes, minority interest and equity in (loss) of unconsolidated joint ventures										147,613
Gain on property dispositions										1,452
Income taxes										709
Minority interest										(101)
Equity in (loss) of unconsolidated joint ventures										(226)
Discontinued operations, net of minority interest										40,762

Net income										$190,209

YEAR ENDED DECEMBER 31, 2006

	Delaware Valley		midwest
	Southeastern		Lehigh					phila-	united
	Pennsylvania	Other	Valley	Other	mid-atlantic	florida	arizona	delphia	kingdom	total
Operating revenue	$169,297	$52,644	$83,849	$77,420	$120,168	$111,551	$2,263	$—	$1,167	$618,359
Rental property expenses and real estate taxes	54,278	15,882	20,434	27,335	36,439	36,953	57	13	261	191,652

Property level operating income	$115,019	$36,762	$63,415	$50,085	$83,729	$74,598	$2,206	$(13)	$906	426,707

Interest and other income										8,714
Interest expense										(111,514)
General and administrative										(46,157)
Depreciation and amortization										(134,433)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures										143,317
Gain on property dispositions										17,628
Income taxes										(288)
Minority interest										7
Equity in earnings of unconsolidated joint ventures										1,432
Discontinued operations, net of minority interest										129,954

Net income										$292,050

YEAR ENDED DECEMBER 31, 2005

	Delaware Valley		midwest
	Southeastern		Lehigh					phila-	united
	Pennsylvania	Other	Valley	Other	mid-atlantic	florida	arizona	delphia	kingdom	total
Operating revenue	$171,238	$51,205	$76,082	$71,461	$102,928	$94,767	$—	$166	$20,329	$588,176
Rental property expenses and real estate taxes	51,751	16,085	18,741	25,254	30,491	30,994	—	11	3,678	177,005

Property level operating income	$119,487	$35,120	$57,341	$46,207	$72,437	$63,773	$—	$155	$16,651	411,171

Interest and other income										6,961
Interest expense										(110,995)
General and administrative										(38,113)
Depreciation and amortization										(125,703)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures										143,321
Gain on property dispositions										86,114
Income taxes										(14,827)
Minority interest										(357)
Equity in earnings of unconsolidated joint ventures										2,540
Discontinued operations, net of minority interest										55,168

Net income										$271,959

	Real Estate Related Revenues
	Year Ended December 31,
Product Type Information	2007	2006	2005
Industrial	$278,972	$257,423	$244,091
Office	419,775	360,936	344,085

Total operating revenue	$698,747	$618,359	$588,176

ROLLFORWARD OF OPERATING REAL ESTATE ASSETS BY REPORTABLE SEGMENT

	Delaware Valley		Midwest
	Southeastern		Lehigh		Mid-			Phila-	United
	Pennsylvania	Other	Valley	Other	Atlantic	Florida	Arizona	Delphia	Kingdom	Total
January 1, 2007	$1,048,142	$215,405	$582,475	$702,188	$888,718	$922,155	$31,653	$—	$11,435	$4,402,171
Additions	67,645	94,481	103,750	64,050	114,748	92,323	152,994	360,324	40,097	1,090,412
Dispositions	(12,415)	—	(9,262)	(220,190)	(10,591)	(8,893)	—	—	—	(261,351)

December 31, 2007	$1,103,372	$309,886	$676,963	$546,048	$992,875	$1,005,585	$184,647	$360,324	$51,532	5,231,232

Accumulated depreciation										(863,609)
Development in progress										328,138
Land held for development										247,124
Other assets										695,864

Total assets at December 31, 2007										$5,638,749

ROLLFORWARD OF OPERATING REAL ESTATE ASSETS BY REPORTABLE SEGMENT

	Delaware Valley		Midwest
	Southeastern		Lehigh		Mid-			Phila-	United
	Pennsylvania	Other	Valley	Other	Atlantic	Florida	Arizona	Delphia	Kingdom	Total
January 1, 2006	$1,060,198	$183,020	$637,301	$755,799	$901,213	$646,681	$—	$—	$9,838	$4,194,050
Additions	43,199	36,807	15,006	37,853	104,185	275,474	31,653	—	1,597	545,774
Dispositions	(55,255)	(4,422)	(69,832)	(91,464)	(116,680)	—	—	—	—	(337,653)

December 31, 2006	$1,048,142	$215,405	$582,475	$702,188	$888,718	$922,155	$31,653	$—	$11,435	4,402,171

Accumulated depreciation										(786,778)
Development in progress										538,521
Land held for development										195,332
Assets held for sale										113,150
Other assets										448,515

Total assets at December 31, 2006										$4,910,911

13. SFAS NO. 144 “ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS”
Discontinued Operations
In accordance with SFAS No. 144, the operating results and gain/(loss) on disposition of real estate for properties sold and held for sale are reflected in the consolidated statements of operations as discontinued operations. Prior year financial statements have been adjusted for discontinued operations. The proceeds from dispositions of operating properties with no continuing involvement were $369.5 million and $395.9 million for the years ended December 31, 2007 and 2006, respectively.
Below is a summary of the results of operations of the properties disposed of through the respective disposition dates (in thousands):

	Year Ended December 31,
	2007	2006	2005
Revenues	$31,393	$74,718	$106,349
Operating expenses	(12,607)	(27,141)	(38,327)
Interest expense	(4,714)	(12,732)	(24,433)
Depreciation and amortization	(6,932)	(17,511)	(24,517)

Income before property dispositions and minority interest	$7,140	$17,334	$19,072

Interest expense is allocated to discontinued operations as permitted under EITF Issue 87-24, “Allocation of Interest to Discontinued Operations,” and such interest expense has been included in computing income from discontinued operations. The allocation of interest expense to discontinued operations was based on the ratio of net assets sold (without continuing involvement) to the sum of total net assets plus consolidated debt.
Asset Impairment
In accordance with SFAS No. 144, during the years ended December 31, 2007, 2006 and 2005, the Company recognized impairment losses of $0.2 million, $4.2 million, and $5.3 million, respectively. The 2007 impairment loss of $0.2 million was related to various land parcels. The 2006 impairment loss of $4.2 million was primarily related to a 352,000 square foot portfolio of operating properties in the Midwest segment. The 2005 impairment loss of $5.3 million was primarily related to a portfolio of operating properties equaling 615,000 square feet in the Midwest segment. For the years ended December 31, 2006 and 2005, respectively, $4.2 million and $4.2 million in impairment related to properties sold or held for sale were included in the caption discontinued operations in the Company’s statements of operations. For the years ended December 31, 2007 and 2005, respectively, $0.2 million and $1.1 million in impairments were included in the caption gain on property dispositions as a component of income from continuing operations. The Company determined these impairments through a comparison of the aggregate future cash flows (including quoted offer prices) to be generated by the properties to the carrying value of the properties. The Company has evaluated each of the properties and land held for development and has determined that there are no additional valuation adjustments necessary at December 31, 2007.

LIBERTY PROPERTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2007

					Costs
					Capitalized					Date of
					Subsequent	Gross Amount Carried at End of Period			Accumulated	Construction	Depreciable
			Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2007	12/31/07	Acquisition	(years)
OPERATING PROPERTIES
1501 Perryman Road	Aberdeen, MD	—	5,813,324	18,874,059	4,947,893	5,816,839	23,818,436	29,635,275	687,603	2005	40 yrs.
200 Boulder Drive	Allentown, PA	—	4,722,683	18,922,645	237,680	4,722,683	19,160,325	23,883,008	1,591,301	2004	40 yrs.
2196 Avenue C	Allentown, PA	—	101,159	—	1,347,970	107,307	1,341,822	1,449,129	787,442	1980	40 yrs.
2202 Hanger Place	Allentown, PA	*	137,439	—	1,341,155	138,127	1,340,466	1,478,594	857,669	1981	40 yrs.
250 Boulder Drive	Allentown, PA	—	3,599,936	12,099,145	2,105,137	3,719,772	14,084,446	17,804,218	1,127,923	2004	40 yrs.
400 Nestle Way	Allentown, PA	21,818,177	8,065,500	—	27,420,765	8,184,096	27,302,169	35,486,265	8,070,744	1997	40 yrs.
650 Boulder Drive	Allentown, PA	—	5,208,248		31,404,856	9,961,788	26,651,316	36,613,104	3,404,407	2002	40 yrs.
651 Boulder Drive	Allentown, PA	*	4,308,646	—	13,284,432	4,308,646	13,284,432	17,593,078	2,816,045	2000	40 yrs.
6923 Schantz Spring Road	Allentown, PA	*	1,127,805	3,309,132	348,419	1,127,805	3,657,551	4,785,355	956,536	1993	40 yrs.
700 Nestle Way	Allentown, PA	—	3,473,120	—	19,691,854	4,174,970	18,990,004	23,164,974	4,640,376	1998	40 yrs.
705 Boulder Drive	Allentown, PA	—	4,484,096	—	14,878,034	4,486,836	14,875,294	19,362,130	2,768,023	2001	40 yrs.
7165 Ambassador Drive	Allentown, PA	*	792,999	—	4,533,868	804,848	4,522,019	5,326,867	729,476	2002	40 yrs.
7248 Industrial Boulevard	Allentown, PA	—	2,670,849	13,307,408	1,131,982	2,670,673	14,439,565	17,110,239	4,118,325	1988	40 yrs.
7277 Williams Avenue	Allentown, PA	—	462,964	1,449,009	436,448	463,123	1,885,298	2,348,421	600,790	1989	40 yrs.
7339 Industrial Boulevard	Allentown, PA	*	1,187,776	—	6,971,256	1,197,447	6,961,585	8,159,032	2,205,304	1996	40 yrs.
7355 Williams Avenue	Allentown, PA	—	489,749	1,658,091	314,252	489,749	1,972,343	2,462,092	524,131	1998	40 yrs.
7437 Industrial Boulevard	Allentown, PA	—	717,488	5,022,413	3,000,788	726,651	8,014,038	8,740,688	2,719,883	1976	40 yrs.
7562 Penn Drive	Allentown, PA	—	269,614	844,069	213,047	269,614	1,057,116	1,326,730	290,299	1989	40 yrs.
794 Roble Road	Allentown, PA	—	1,147,541	6,088,041	1,125,815	1,147,541	7,213,857	8,361,398	2,041,246	1985	40 yrs.
8014 Industrial Boulevard	Allentown, PA	—	4,019,258	—	9,506,062	3,645,117	9,880,203	13,525,320	2,656,227	1999	40 yrs.
8150 Industrial Boulevard	Allentown, PA	—	2,564,167		8,906,935	2,571,466	8,899,637	11,471,103	1,670,272	2002	40 yrs.
8250 Industrial Boulevard	Allentown, PA	—	1,025,667		5,346,179	1,035,854	5,335,991	6,371,846	791,768	2002	40 yrs.
8400 Industrial Boulevard	Allentown, PA	—	6,725,948	—	27,138,633	7,534,937	26,329,645	33,864,581	635,282	2005	40 yrs.
2041 Avenue C	Allentown, PA	—	213,599	1,095,217	83,135	213,879	1,178,072	1,391,951	383,386	1990	40 yrs.
2201 Hanger Place	Allentown, PA	—	128,454	—	1,906,472	129,142	1,905,783	2,034,926	1,197,287	1987	40 yrs.
3174 Airport Road	Allentown, PA	—	98,986	—	1,160,754	98,986	1,160,754	1,259,740	753,182	1979	40 yrs.
6330 Hedgewood Drive	Allentown, PA	—	531,268	—	4,920,859	532,047	4,920,080	5,452,127	2,485,843	1988	40 yrs.
6350 Hedgewood Drive	Allentown, PA	*	360,027	—	3,470,090	560,691	3,269,426	3,830,117	1,474,174	1989	40 yrs.
6370 Hedgewood Drive	Allentown, PA	—	540,795	—	3,655,876	541,459	3,655,212	4,196,671	1,524,981	1990	40 yrs.
6390 Hedgewood Drive	Allentown, PA	—	707,203	—	2,765,090	707,867	2,764,425	3,472,293	1,380,990	1990	40 yrs.
6520 Stonegate Drive	Allentown, PA	—	453,315	—	1,787,903	484,361	1,756,857	2,241,218	660,871	1996	40 yrs.
6540 Stonegate Drive	Allentown, PA	—	422,042	—	3,893,307	422,730	3,892,620	4,315,349	1,931,365	1988	40 yrs.
6560 Stonegate Drive	Allentown, PA	—	458,281	—	2,833,097	458,945	2,832,433	3,291,378	1,234,645	1989	40 yrs.
6580 Snowdrift Road	Allentown, PA	—	388,328	—	3,326,007	389,081	3,325,255	3,714,335	1,584,533	1988	40 yrs.
7144 Daniels Drive	Allentown, PA	—	2,390,217	2,342,761	3,725,676	1,579,169	6,879,485	8,458,654	2,020,215	1975	40 yrs.
744 Roble Road	Allentown, PA	—	159,771	1,734,229	271,718	161,371	2,004,347	2,165,718	722,635	1986	40 yrs.
754 Roble Road	Allentown, PA	—	162,115	1,731,885	475,768	163,735	2,206,033	2,369,768	773,334	1986	40 yrs.
7620 Cetronia Road	Allentown, PA	—	1,091,806	3,851,456	357,621	1,093,724	4,207,160	5,300,883	1,464,324	1990	40 yrs.
764 Roble Road	Allentown, PA	—	141,069	—	864,405	141,746	863,728	1,005,474	468,515	1985	40 yrs.
944 Marcon Boulevard	Allentown, PA	—	118,521	1,435,479	505,283	119,711	1,939,572	2,059,283	701,331	1986	40 yrs.
954 Marcon Boulevard	Allentown, PA	—	103,665	—	1,112,063	104,453	1,111,276	1,215,728	613,564	1981	40 yrs.
964 Marcon Boulevard	Allentown, PA	—	138,816	—	2,102,031	139,480	2,101,367	2,240,847	1,029,383	1985	40 yrs.
974 Marcon Boulevard	Allentown, PA	—	143,500	—	2,477,417	144,248	2,476,670	2,620,917	1,370,079	1987	40 yrs.
180,190 Cochrane Drive	Annapolis, MD	—	3,670,256	—	22,676,935	3,752,293	22,594,897	26,347,191	9,618,734	1988	40 yrs.
4606 Richlynn Drive	Belcamp, MD	—	299,600	1,818,861	712,787	299,600	2,531,649	2,831,249	534,038	1985	40 yrs.
1455 Valley Center Parkway	Bethlehem, PA	—	670,290	—	3,747,802	545,172	3,872,920	4,418,092	1,826,544	1997	40 yrs.
1525 Valley Center Parkway	Bethlehem, PA	—	475,686	—	7,741,487	804,104	7,413,069	8,217,173	2,125,924	1999	40 yrs.
1605 Valley Center Parkway	Bethlehem, PA	—	729,751		11,067,222	1,766,196	10,030,777	11,796,973	2,192,489	2000	40 yrs.
1640 Valley Center Parkway	Bethlehem, PA	—	359,000	—	4,306,626	190,728	4,474,898	4,665,626	1,258,606	1996	40 yrs.
1650 Valley Center Parkway	Bethlehem, PA	—	359,000	—	2,219,777	188,896	2,389,881	2,578,777	990,820	1997	40 yrs.
1655 Valley Center Parkway	Bethlehem, PA	—	214,431	—	2,042,407	215,095	2,041,743	2,256,838	989,869	1993	40 yrs.
1660 Valley Center Parkway	Bethlehem, PA	—	359,000	—	2,296,163	188,721	2,466,442	2,655,163	808,118	1998	40 yrs.
3400 High Point Boulevard	Bethlehem, PA	—	298,227	—	3,053,506	662,809	2,688,924	3,351,733	449,303	2002	40 yrs.
3500 High Point Boulevard	Bethlehem, PA	—	289,529	—	4,459,422	916,280	3,832,670	4,748,950	108,988	2006	40 yrs.
74 West Broad Street	Bethlehem, PA	—	1,096,127		13,381,415	1,099,079	13,378,463	14,477,542	3,135,259	2002	40 yrs.
83 South Commerce Way	Bethlehem, PA	—	143,661	888,128	524,120	212,744	1,343,165	1,555,909	557,484	1989	40 yrs.
85 South Commerce Way	Bethlehem, PA	—	236,708	987,949	189,712	237,078	1,177,291	1,414,369	343,450	1989	40 yrs.
87 South Commerce Way	Bethlehem, PA	—	253,886	1,062,881	260,292	253,886	1,323,173	1,577,059	417,846	1989	40 yrs.
89 South Commerce Way	Bethlehem, PA	—	320,000	—	2,021,186	367,706	1,973,481	2,341,186	782,215	1998	40 yrs.
1495 Valley Center Parkway	Bethlehem, PA	—	434,640	—	4,921,517	435,303	4,920,854	5,356,157	1,836,182	1990	40 yrs.
1510 Valley Center Parkway	Bethlehem, PA	—	312,209	—	3,760,466	312,873	3,759,802	4,072,675	1,828,761	1988	40 yrs.
1530 Valley Center Parkway	Bethlehem, PA	—	211,747	—	3,008,631	212,492	3,007,886	3,220,378	1,369,757	1988	40 yrs.
1550 Valley Center Parkway	Bethlehem, PA	—	196,954	—	3,909,749	197,700	3,909,003	4,106,703	1,616,561	1988	40 yrs.
1560 Valley Center Parkway	Bethlehem, PA	—	240,069	—	4,633,235	240,732	4,632,572	4,873,304	2,262,361	1988	40 yrs.
1685 Valley Center Parkway	Bethlehem, PA	—	244,029	—	2,283,325	198,482	2,328,872	2,527,354	934,388	1996	40 yrs.
57 South Commerce Way	Bethlehem, PA	—	390,839	2,701,161	779,354	395,459	3,475,895	3,871,354	1,339,138	1986	40 yrs.
10801 Nesbitt Avenue South	Bloomington, MN	—	784,577		4,105,182	786,382	4,103,377	4,889,759	1,091,348	2001	40 yrs.
5705 Old Shakopee Road	Bloomington, MN	—	2,113,223	—	5,184,252	2,148,571	5,148,905	7,297,475	2,619	2001	40 yrs.
5715 Old Shakopee Road West	Bloomington, MN	—	1,263,226	2,360,782	1,978,204	1,264,758	4,337,454	5,602,213	1,150,920	2002	40 yrs.
5735 Old Shakopee Road West	Bloomington, MN	—	1,263,226	2,360,782	1,086,930	1,264,758	3,446,180	4,710,938	557,577	2002	40 yrs.
5775 West Old Shakopee Road	Bloomington, MN	—	2,052,018	3,849,649	3,308,479	2,060,644	7,149,501	9,210,145	2,777,548	2002	40 yrs.
6161 Green Valley Drive	Bloomington, MN	—	740,378	3,311,602	732,919	741,194	4,043,704	4,784,898	848,178	1992	40 yrs.
6601-6625 W. 78th Street	Bloomington, MN	—	2,263,060	—	38,629,236	2,310,246	38,582,050	40,892,296	8,925,168	1998	40 yrs.

LIBERTY PROPERTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2007

					Costs
					Capitalized					Date of
					Subsequent	Gross Amount Carried at End of Period			Accumulated	Construction	Depreciable
			Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2007	12/31/07	Acquisition	(years)
OPERATING PROPERTIES
1701 Clint Moore Boulevard	Boca Raton, FL	—	1,430,884	3,043,553	1,295,979	1,430,937	4,339,480	5,770,416	991,881	1985	40 yrs.
1801 Clint Moore Road	Boca Raton, FL	—	1,065,068	4,481,644	684,192	1,065,068	5,165,837	6,230,905	1,441,672	1986	40 yrs.
777 Yamato Road	Boca Raton, FL	—	4,101,247	16,077,347	5,120,296	4,501,247	20,797,643	25,298,890	5,715,945	1987	40 yrs.
951 Broken Sound Parkway	Boca Raton, FL	—	1,426,251	6,098,952	1,667,358	1,426,251	7,766,310	9,192,561	2,301,086	1986	40 yrs.
400 Boulder Drive	Breinigsville, PA	*	—		13,393,061	2,865,575	10,527,486	13,393,061	892,992	2003	40 yrs.
8201 Industrial Boulevard	Breinigsville, PA	—	2,089,719	—	8,308,557	2,226,432	8,171,844	10,398,276	148,441	2006	40 yrs.
860 Nestle Way	Breinigsville, PA	—	8,118,881	18,885,486	2,210,022	8,118,881	21,095,508	29,214,388	1,262,203	2004	40 yrs.
602 Heron Drive	Bridgeport, NJ	—	524,728	2,240,478	7,650	524,728	2,248,128	2,772,856	547,495	1996	40 yrs.
15800 West Bluemound Road	Brookfield, WI	—	1,289,204	8,128,035	1,696,181	1,306,811	9,806,609	11,113,420	1,711,059	1994	40 yrs.
16620-16650 W Bluemound Road	Brookfield, WI	—	586,665	4,289,907	861,668	586,665	5,151,576	5,738,240	1,182,904	1999	40 yrs.
20700 Swenson Drive	Brookfield, WI	5,953,229	830,008	12,276,445	535,391	830,999	12,810,845	13,641,844	826,905	2005	40 yrs.
20800 Swenson Drive	Brookfield, WI	5,153,464	1,023,466	10,729,219	429,637	1,025,082	11,157,239	12,182,321	874,446	2005	40 yrs.
20825 Swenson Drive	Brookfield, WI	—	644,563	3,640,734	77,808	646,518	3,716,589	4,363,106	244,030	2006	40 yrs.
20935 Swenson Drive	Brookfield, WI	4,571,331	571,389	10,238,547	648,573	572,158	10,886,350	11,458,508	771,812	2005	40 yrs.
20975 Swenson Drive	Brookfield, WI	6,357,511	675,422	8,910,651	926,640	678,637	9,834,076	10,512,713	800,591	2005	40 yrs.
245 Executive Drive	Brookfield, WI	—	577,067	5,197,903	3,967,167	577,067	9,165,070	9,742,137	2,046,418	1984	40 yrs.
1485 W. Commerce Avenue	Carlisle, PA	—	4,249,868	13,886,039	188,648	4,253,027	14,071,528	18,324,555	1,055,694	2004	40 yrs.
3773 Corporate Parkway	Center Valley, PA	—	738,108		7,666,893	794,874	7,610,126	8,405,000	1,855,096	2001	40 yrs.
1309 Executive Boulevard	Cheaspeake, VA	—	926,125		5,086,632	955,374	5,057,383	6,012,757	862,156	2001	40 yrs.
7 Carnegie Plaza	Cherry Hill, NJ	*	2,000,000	3,493,983	3,237,448	2,005,475	6,725,956	8,731,431	878,111	2004	40 yrs.
1301 Executive Boulevard	Chesapeake, VA	—	—	—	5,050,665	997,570	4,053,095	5,050,665	270,460	2005	40 yrs.
1305 Executive Boulevard	Chesapeake, VA	—	861,020		4,891,985	1,129,850	4,623,155	5,753,005	846,963	2002	40 yrs.
1313 Executive Boulevard	Chesapeake, VA	—	1,180,036		4,629,615	1,708,050	4,101,602	5,809,652	665,487	2002	40 yrs.
500 Independence Parkway	Chesapeake, VA	3,490,527	864,150	4,427,285	101,852	866,609	4,526,678	5,393,287	478,978	2004	40 yrs.
501 Independence Parkway	Chesapeake, VA	4,436,051	1,202,556	5,975,538	1,165,292	1,292,273	7,051,113	8,343,386	527,693	2005	40 yrs.
505 Independence Parkway	Chesapeake, VA	5,099,477	1,292,062	6,456,515	1,233,177	1,292,254	7,689,499	8,981,754	631,052	2005	40 yrs.
510 Independence Parkway	Chesapeake, VA	—	2,012,149	7,546,882	392,320	2,014,689	7,936,662	9,951,352	657,791	2005	40 yrs.
700 Independence Parkway	Chesapeake, VA	6,738,723	1,950,375	7,236,994	624,744	1,951,135	7,860,978	9,812,113	928,030	2004	40 yrs.
6230 Old Dobbin Lane	Colombia, MD	—	3,004,075	—	7,645,770	2,746,455	7,903,390	10,649,845	510,321	2004	40 yrs.
5950 Symphony Woods Road	Columbia, MD	—	1,462,762	11,310,187	1,838,307	1,467,623	13,143,634	14,611,256	2,314,163	1986	40 yrs.
6200 Old Dobbin Lane	Columbia, MD	—	958,105		3,736,325	1,295,000	3,399,431	4,694,431	650,345	2002	40 yrs.
6210 Old Dobbin Lane	Columbia, MD	—	958,105		3,923,532	1,307,300	3,574,337	4,881,637	753,776	2002	40 yrs.
6250 Old Dobbin Lane	Columbia, MD	—	958,105		3,681,791	1,295,000	3,344,897	4,639,897	721,932	2002	40 yrs.
6250 Old Dobbin Lane	Columbia, MD	—	958,105		3,791,588	1,599,259	3,150,435	4,749,693	480,916	2000	40 yrs.
7178-80 Columbia Gateway	Columbia, MD	—	1,569,237	4,786,887	2,107,576	1,571,105	6,892,595	8,463,700	2,597,443	1987	40 yrs.
8945-8975 Guilford Road	Columbia, MD	—	2,428,795	7,493,740	1,200,759	2,427,065	8,696,230	11,123,294	2,283,862	1986	40 yrs.
9050 Red Branch Road	Columbia, MD	—	290,950	2,577,153	802,682	290,950	3,379,835	3,670,785	833,392	1972	40 yrs.
9101,9111,9115 Guilford Road	Columbia, MD	—	758,951	—	4,125,174	765,952	4,118,173	4,884,125	2,040,144	1984	40 yrs.
9125,9135,9145 Guilford Road	Columbia, MD	—	900,154	—	6,028,546	920,439	6,008,261	6,928,700	3,622,675	1983	40 yrs.
9755 Patuxent Woods Drive	Columbia, MD	—	3,917,094	16,219,721	1,112,258	3,922,382	17,326,691	21,249,072	710,069	2006	40 yrs.
9770 Patuxent Woods Drive	Columbia, MD	—	341,663	3,033,309	1,320,609	341,663	4,353,918	4,695,581	993,656	1986	40 yrs.
9780 Patuxent Woods Drive	Columbia, MD	—	218,542	1,940,636	411,079	218,542	2,351,715	2,570,256	580,109	1986	40 yrs.
9790 Patuxent Woods Drive	Columbia, MD	—	243,791	2,164,094	257,882	243,791	2,421,976	2,665,767	730,615	1986	40 yrs.
9800 Patuxent Woods Drive	Columbia, MD	—	299,099	2,654,069	531,960	299,099	3,186,029	3,485,129	917,577	1988	40 yrs.
9810 Patuxent Woods Drive	Columbia, MD	—	266,684	2,366,901	791,999	266,684	3,158,900	3,425,584	922,833	1986	40 yrs.
9820 Patuxent Woods Drive	Columbia, MD	—	237,779	2,110,835	789,767	237,779	2,900,602	3,138,381	718,326	1988	40 yrs.
9830 Patuxent Woods Drive	Columbia, MD	—	296,262	2,628,933	254,428	296,262	2,883,361	3,179,624	810,339	1986	40 yrs.
6220 Old Dobbin Lane	Columbis, MD	—	3,865,848	—	7,343,696	3,166,951	8,042,593	11,209,544	53,364	2006	40 yrs.
5150 International Drive	Cudahy, WI	—	739,673	5,108,025	250,327	741,858	5,356,167	6,098,024	587,699	2003	40 yrs.
1250 Hall Court	Deer Park, TX	3,025,882	829,570	4,778,327	47,398	831,611	4,823,685	5,655,296	140,189	2006	40 yrs.
170 Parkway West	Duncan, SC	—	598,348	3,643,756	83,886	598,918	3,727,071	4,325,990	195,036	2006	40 yrs.
190 Parkway West	Duncan, SC	—	551,663	3,463,858	93,187	552,211	3,556,496	4,108,707	210,204	2006	40 yrs.
265 Parkway East	Duncan, SC	—	901,444	5,751,389	18,391	902,374	5,768,850	6,671,224	383,915	2006	40 yrs.
285 Parkway East	Duncan, SC	—	975,433	6,149,465	23,682	976,393	6,172,187	7,148,580	575,543	2006	40 yrs.
3255 Neil Armstrong Boulevard	Eagan, MN	—	1,131,017	—	3,393,423	1,131,017	3,393,423	4,524,441	762,520	1998	40 yrs.
10301-10305 West 70th Street	Eden Prairie, MN	—	120,622	1,085,226	119,591	118,300	1,207,139	1,325,439	332,141	1984	40 yrs.
10321 West 70th Street	Eden Prairie, MN	—	145,198	1,305,700	369,479	142,399	1,677,978	1,820,377	558,826	1984	40 yrs.
10333 West 70th Street	Eden Prairie, MN	—	110,746	995,868	92,008	108,610	1,090,012	1,198,622	315,150	1984	40 yrs.
10349-10357 West 70th Street	Eden Prairie, MN	—	275,903	2,481,666	383,669	270,584	2,870,654	3,141,238	853,964	1985	40 yrs.
10365-10375 West 70th Street	Eden Prairie, MN	—	291,077	2,618,194	289,014	285,464	2,912,821	3,198,284	876,096	1985	40 yrs.
10393-10394 West 70th Street	Eden Prairie, MN	—	269,618	2,423,318	607,121	264,419	3,035,638	3,300,058	882,584	1985	40 yrs.
10400 Viking Drive	Eden Prairie, MN	—	2,912,391	—	22,904,939	2,938,372	22,878,958	25,817,330	6,536,668	1999	40 yrs.
6321-6325 Bury Drive	Eden Prairie, MN	—	462,876	4,151,790	325,250	462,876	4,477,040	4,939,916	1,349,835	1988	40 yrs.
7075 Flying Cloud Drive	Eden Prairie, MN	—	10,232,831	10,855,851	51,817	10,243,977	10,896,522	21,140,499	227,932	2007	40 yrs.
7078 Shady Oak Road	Eden Prairie, MN	—	343,093	3,085,795	1,404,867	336,481	4,497,274	4,833,755	904,873	1985	40 yrs.
7400 Flying Cloud Drive	Eden Prairie, MN	—	195,982	1,762,027	157,281	195,982	1,919,309	2,115,290	490,349	1987	40 yrs.
7615 Smetana Lane	Eden Prairie, MN	—	1,011,517		8,669,553	3,000,555	6,680,516	9,681,071	1,573,069	2001	40 yrs.
7625 Smetana Lane	Eden Prairie, MN	—	4,500,641	—	2,981,957	1,916,609	5,565,990	7,482,599	155,745	2006	40 yrs.
7660-7716 Golden Triangle Drive	Eden Prairie, MN	—	568,706	5,115,177	2,846,759	1,289,215	7,241,427	8,530,642	2,714,856	1988	40 yrs.
7695-7699 Anagram Drive	Eden Prairie, MN	—	760,525	3,254,758	625,146	760,525	3,879,903	4,640,429	1,012,076	1997	40 yrs.
7777 Golden Triangle Drive	Eden Prairie, MN	—	993,101	2,136,862	1,176,757	993,101	3,313,619	4,306,720	673,317	2000	40 yrs.
7800 Equitable Drive	Eden Prairie, MN	—	2,188,525	3,788,762	159,582	2,188,525	3,948,343	6,136,868	1,039,466	1993	40 yrs.
7905 Fuller Road	Eden Prairie, MN	—	1,229,862	4,075,167	1,326,860	1,230,965	5,400,924	6,631,889	1,048,471	1994	40 yrs.

LIBERTY PROPERTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2007

					Costs
					Capitalized					Date of
					Subsequent	Gross Amount Carried at End of Period			Accumulated	Construction	Depreciable
			Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2007	12/31/07	Acquisition	(years)
OPERATING PROPERTIES
8855 Columbine Road	Eden Prairie, MN	—	1,400,925		5,226,016	1,599,757	5,027,185	6,626,941	453,254	2000	40 yrs.
8911 Columbine Road (B2)	Eden Prairie, MN	—	916,687		3,608,469	1,718,407	2,806,748	4,525,156	456,132	2000	40 yrs.
8937 Columbine Road	Eden Prairie, MN	—	1,325,829		4,287,274	1,739,966	3,873,137	5,613,103	774,985	2001	40 yrs.
8967 Columbine Road	Eden Prairie, MN	—	1,450,000	—	3,575,107	1,450,000	3,575,107	5,025,107	818,836	2000	40 yrs.
8995 Columbine Road	Eden Prairie, MN	—	1,087,594		3,664,053	2,055,296	2,696,352	4,751,648	512,478	2001	40 yrs.
9023 Columbine Road	Eden Prairie, MN	—	1,956,273	—	4,873,578	1,956,273	4,873,578	6,829,851	1,204,307	1999	40 yrs.
7351 Coca Cola Drive	Elkridge, MD	—	1,897,044	—	6,890,617	3,023,417	5,764,245	8,787,662	11,375	2006	40 yrs.
180 Sheree Boulevard	Exton, PA	5,267,293	2,647,861	11,334,403	1,508,962	2,649,000	12,842,226	15,491,226	409,970	2007	40 yrs.
7028 Snowdrift Road	Fogelville, PA	—	520,473	959,279	292,813	524,390	1,248,175	1,772,565	333,717	1982	40 yrs.
1100 Virginia Drive	Fort Washington, PA	—	22,612,437	—	55,675,633	23,339,943	54,948,127	78,288,069	156,155	2006	40 yrs.
1100 Virginia Drive	Fort Washington, PA	—	13,007,509	11,480,744	53,906	13,035,013	11,507,146	24,542,159	555,696	2006	40 yrs.
1250 Virginia Drive	Fort Washington, PA	—	1,639,166	1,928,574	457,176	1,650,703	2,374,213	4,024,916	135,775	2005	40 yrs.
275 Commerce Drive	Fort Washington, PA	—	1,775,894	2,160,855	7,005,581	1,790,041	9,152,289	10,942,330	—	2005	40 yrs.
414 Commerce Drive	Fort Washington, PA	—	1,267,194	2,217,460	306,336	1,267,937	2,523,052	3,790,989	138,924	2004	40 yrs.
420 Delaware Drive	Fort Washington, PA	—	2,766,931	—	8,286,637	2,826,994	8,226,574	11,053,569	330,138	2005	40 yrs.
106 Southchase Boulevard	Fountain Inn, SC	—	201,944	—	5,133,389	684,003	4,651,330	5,335,333	242,145	2005	40 yrs.
9601 Cosner Drive	Fredericksburg, VA	—	475,262	3,917,234	214,221	475,262	4,131,454	4,606,716	1,284,229	1995	40 yrs.
200 W Cypress Creek Road	Ft Lauderdale, FL	—	3,414,989	2,399,738	10,533,155	3,414,989	12,932,893	16,347,882	1,096,818	2003	40 yrs.
5410 - 5430 Northwest 33rd Avenue	Ft. Lauderdale, FL	—	603,776	4,176,238	1,098,513	625,111	5,253,416	5,878,527	1,471,554	1985	40 yrs.
6500 NW 12th Avenue	Ft. Lauderdale, FL	—	7,099	3,046,309	482,220	—	3,535,627	3,535,627	1,017,122	1989	40 yrs.
6600 NW 12th Avenue	Ft. Lauderdale, FL	—	7,102	3,047,462	624,497	—	3,679,062	3,679,062	1,024,949	1989	40 yrs.
4121 Cox Road	Glen Allen, VA	—	1,083,006	6,035,653	775,551	1,083,006	6,811,204	7,894,210	676,207	2004	40 yrs.
4198 Cox Road	Glen Allen, VA	—	670,292	3,839,245	988,412	670,292	4,827,657	5,497,949	1,469,466	1984	40 yrs.
4510 Cox Road	Glen Allen, VA	—	1,010,024	7,151,729	1,726,041	1,010,044	8,877,750	9,887,794	2,779,789	1990	40 yrs.
4801 Cox Road	Glen Allen, VA	—	1,072,896	—	10,188,699	1,075,620	10,185,975	11,261,595	2,852,130	1998	40 yrs.
4880 Cox Road	Glen Allen, VA	—	743,898	4,499,807	3,173,720	743,898	7,673,527	8,417,425	1,511,058	1995	40 yrs.
5000 Cox Road	Glen Allen, VA	—	770,214	3,685,248	314,712	771,029	3,999,145	4,770,174	1,188,161	1990	40 yrs.
5500 Cox Road	Glen Allen, VA	—	443,485	—	3,518,766	483,263	3,478,988	3,962,251	973,902	1999	40 yrs.
2 Independence Point	Greenville, SC	—	371,600	—	3,292,933	682,881	2,981,651	3,664,533	134,705	2005	40 yrs.
200 Southchase Boulevard	Greenville, SC	—	512,911		6,273,615	515,542	6,270,984	6,786,525	635,369	2003	40 yrs.
4 Independence Pointe	Greenville, SC	—	—		3,652,819	467,438	3,185,382	3,652,819	706,511	2002	40 yrs.
45 Brookfield Oaks Drive	Greenville, SC	—	818,114	—	3,548,409	825,529	3,540,994	4,366,523	34,402	2006	40 yrs.
5 Independence Pointe	Greenville, SC	—	—		3,459,943	467,438	2,992,506	3,459,943	716,077	2002	40 yrs.
6 Independence Pointe	Greenville, SC	—	—	—	3,061,966	545,698	2,516,268	3,061,966	275,180	2003	40 yrs.
7 Research Drive	Greenville, SC	—	—	17,091,882	—	—	17,091,882	17,091,882	266,608	2007	40 yrs.
One Independence Pointe	Greenville, SC	—	780,881	6,199,230	6,509,229	784,617	12,704,723	13,489,340	2,689,700	1982	40 yrs.
1 Enterprise Parkway	Hampton, VA	—	974,675	5,579,869	1,222,782	974,675	6,802,651	7,777,326	1,986,470	1987	40 yrs.
1317 Executive Boulevard	Hampton, VA	—	1,650,423	—	6,423,235	1,128,829	6,944,829	8,073,658	64,319	2006	40 yrs.
21 Enterprise Parkway	Hampton, VA	445,218	263,668	8,167,118	314,618	265,719	8,479,685	8,745,404	1,675,348	1999	40 yrs.
22 Enterprise Parkway	Hampton, VA	—	1,097,368	6,760,778	1,021,564	1,097,368	7,782,342	8,879,710	2,270,977	1990	40 yrs.
5 Manhattan Square	Hampton, VA	—	207,368	—	1,749,035	212,694	1,743,708	1,956,403	486,652	1999	40 yrs.
521 Butler Farm Road	Hampton, VA	—	750,769	2,911,149	257,271	710,486	3,208,702	3,919,188	363,789	2003	40 yrs.
7317 Parkway Drive	Hanover, MD	—	1,104,359	1,959,671	79,319	1,104,359	2,038,990	3,143,349	521,582	1983	40 yrs.
500 McCarthy Drive	Harrisburg, PA	—	5,194,872	19,991,436	4,234,765	5,687,013	23,734,060	29,421,073	2,098,987	2005	40 yrs.
600 Industrial Drive	Harrisburg, PA	—	7,743,800	—	28,300,323	9,368,557	26,675,566	36,044,122	567,610	2005	40 yrs.
4050 Piedmont Parkway	High Point , NC	—	801,902	—	20,004,504	2,042,159	18,764,248	20,806,406	4,527,418	1998	40 yrs.
4170 Mendenhall Oaks Parkway	High Point , NC	—	143,699	—	2,210,943	373,502	1,981,140	2,354,642	599,491	1999	40 yrs.
4180 Mendenhall Oaks Parkway	High Point , NC	—	121,329	—	1,835,505	315,614	1,641,220	1,956,834	548,282	1999	40 yrs.
1400 Mendenhall Oaks Parkway	High Point, NC	—	172,320		7,112,571	984,672	6,300,219	7,284,891	1,246,828	2002	40 yrs.
1498 Eagle Hill Drive	High Point, NC	—	94,274	—	5,702,221	791,880	5,004,614	5,796,494	79,836	2005	40 yrs.
2427 Penny Road	High Point, NC	—	1,165,664	—	3,467,001	655,240	3,977,424	4,632,665	1,692,315	1990	40 yrs.
400 Mendenhall Oaks Parkway	High Point, NC	—	—	—	1,860,199	665,239	1,194,960	1,860,199	47,894	2004	40 yrs.
4000 Piedmont Parkway	High Point, NC	—	592,885	4,825,615	906,054	597,368	5,727,186	6,324,555	1,922,944	1989	40 yrs.
4015 Meeting Way	High Point, NC	—	510,000	—	2,787,760	511,869	2,785,890	3,297,759	219,904	2003	40 yrs.
4020 Meeting Way	High Point, NC	—	94,232		1,682,549	378,101	1,398,680	1,776,781	345,896	2001	40 yrs.
4135 Mendenall Oaks Parkway	High Point, NC	—	499,500	—	3,498,774	500,980	3,497,293	3,998,274	694,206	2000	40 yrs.
4160 Mendenhall Oaks Parkway	High Point, NC	—	285,882	—	3,332,553	545,627	3,072,808	3,618,435	862,011	1998	40 yrs.
4183 Eagle Hill Drive	High Point, NC	—	122,203		3,881,793	526,266	3,477,730	4,003,996	1,273,230	2001	40 yrs.
4189 Eagle Hill Drive	High Point, NC	—	100,106		3,430,006	431,106	3,099,006	3,530,112	810,388	2001	40 yrs.
4191 Mendenhall Oaks Parkway	High Point, NC	—	217,943		3,114,774	611,166	2,721,550	3,332,716	514,048	2002	40 yrs.
4194 Mendenhall Oaks Parkway	High Point, NC	—	102,372	—	2,597,683	265,991	2,434,064	2,700,055	738,898	1999	40 yrs.
4195 Eagle Hill Drive	High Point, NC	—	107,586	—	3,349,592	505,700	2,951,478	3,457,178	211,243	2004	40 yrs.
4196 Mendenhall Oaks Parkway	High Point, NC	—	66,731	—	2,253,083	173,889	2,145,925	2,319,814	776,035	1999	40 yrs.
4300 Federal Drive	High Point, NC	—	264,038	—	2,090,460	276,038	2,078,460	2,354,498	419,899	1998	40 yrs.
4328, 4336 Federal Drive	High Point, NC	4,272,471	521,122	—	7,238,387	825,092	6,934,416	7,759,509	3,611,506	1995	40 yrs.
4344 Federal Drive	High Point, NC	—	484,001	—	2,780,946	173,623	3,091,325	3,264,948	1,128,727	1996	40 yrs.
4380 Federal Drive	High Point, NC	—	282,996	—	2,204,882	283,368	2,204,510	2,487,878	794,430	1997	40 yrs.
4388 Federal Drive	High Point, NC	—	143,661	—	1,210,692	132,655	1,221,699	1,354,353	464,620	1997	40 yrs.
4500 Green Point Drive	High Point, NC	—	230,622	—	2,308,319	231,692	2,307,249	2,538,941	1,153,111	1989	40 yrs.
4501 Green Point Drive	High Point, NC	—	319,289	—	2,607,625	320,450	2,606,465	2,926,914	1,232,211	1989	40 yrs.
4523 Green Point Drive	High Point, NC	—	234,564	—	2,704,781	235,698	2,703,647	2,939,345	1,133,110	1988	40 yrs.
4524 Green Point Drive	High Point, NC	—	182,810	—	2,361,828	183,888	2,360,749	2,544,638	1,117,064	1989	40 yrs.
1 Walnut Grove Drive	Horsham, PA	—	1,058,901	5,343,606	1,041,557	1,058,901	6,385,163	7,444,064	2,202,363	1986	40 yrs.

LIBERTY PROPERTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2007

					Costs
					Capitalized					Date of
					Subsequent	Gross Amount Carried at End of Period			Accumulated	Construction	Depreciable
			Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2007	12/31/07	Acquisition	(years)
OPERATING PROPERTIES
100 Gibraltar Road	Horsham, PA	—	38,729	349,811	9,589	38,729	359,400	398,129	90,395	1975	40 yrs.
100 Witmer Road	Horsham, PA	5,168,589	3,102,784	—	12,134,349	3,764,784	11,472,350	15,237,133	3,164,372	1996	40 yrs.
100-107 Lakeside Drive	Horsham, PA	—	239,528	2,163,498	673,861	255,528	2,821,359	3,076,887	910,465	1982	40 yrs.
101 Gibraltar Road	Horsham, PA	—	651,990	5,888,989	1,445,256	732,552	7,253,683	7,986,235	2,020,530	1977	40 yrs.
101-111 Rock Road	Horsham, PA	—	350,561	3,166,389	640,212	452,251	3,704,911	4,157,162	1,060,904	1975	40 yrs.
102 Rock Road	Horsham, PA	—	1,110,209	2,301,302	1,133,191	1,114,985	3,429,717	4,544,702	568,678	1985	40 yrs.
103-109 Gibraltar Road	Horsham, PA	—	270,906	2,448,500	803,059	270,906	3,251,558	3,522,465	1,158,159	1978	40 yrs.
104 Rock Road	Horsham, PA	—	330,111	2,981,669	209,604	330,111	3,191,273	3,521,384	824,709	1974	40 yrs.
104 Witmer Road	Horsham, PA	*	1,248,148	—	1,137,753	189,793	2,196,108	2,385,901	833,657	1975	40 yrs.
110 Gibraltar Road	Horsham, PA	—	673,041	5,776,369	2,364,036	673,041	8,140,405	8,813,446	2,228,932	1979	40 yrs.
111-159 Gibraltar Road	Horsham, PA	—	489,032	4,126,151	1,171,671	489,032	5,297,822	5,786,854	1,463,329	1981	40 yrs.
113-123 Rock Road	Horsham, PA	—	351,072	3,171,001	592,177	451,731	3,662,519	4,114,250	914,341	1975	40 yrs.
120 Gibraltar Road	Horsham, PA	—	533,142	4,830,515	2,210,194	558,142	7,015,709	7,573,851	1,605,641	1980	40 yrs.
123-135 Rock Road	Horsham, PA	—	292,360	2,411,677	880,183	393,019	3,191,201	3,584,220	1,042,075	1975	40 yrs.
132 Welsh Road	Horsham, PA	—	1,333,642	—	4,406,888	1,408,041	4,332,488	5,740,529	1,467,255	1998	40 yrs.
161-175 Gibraltar Road	Horsham, PA	—	294,673	2,663,722	987,299	294,673	3,651,020	3,945,694	981,289	1976	40 yrs.
181-187 Gibraltar Road	Horsham, PA	—	360,549	3,259,984	787,154	360,549	4,047,138	4,407,687	1,224,290	1982	40 yrs.
2 Walnut Grove Drive	Horsham, PA	—	1,281,870	7,767,374	1,829,877	1,265,363	9,613,758	10,879,121	3,078,839	1989	40 yrs.
200 Gibraltar Road	Horsham, PA	—	638,513	5,811,323	1,894,468	638,513	7,705,790	8,344,304	2,488,569	1990	40 yrs.
200-264 Lakeside Drive	Horsham, PA	—	502,705	4,540,597	928,316	502,705	5,468,913	5,971,618	1,647,169	1982	40 yrs.
201 Gibraltar Road	Horsham, PA	—	380,127	3,433,433	1,997,494	380,802	5,430,252	5,811,054	1,456,222	1983	40 yrs.
210-223 Witmer Road	Horsham, PA	—	270,282	2,441,276	1,929,282	270,282	4,370,558	4,640,840	1,111,988	1972	40 yrs.
220 Gibraltar Road	Horsham, PA	—	629,944	5,733,228	1,307,530	629,944	7,040,758	7,670,702	2,440,862	1990	40 yrs.
231-237 Gibraltar Road	Horsham, PA	*	436,952	3,948,963	736,123	436,952	4,685,086	5,122,038	1,336,135	1981	40 yrs.
240 Gibraltar Road	Horsham, PA	—	629,944	5,733,234	1,757,008	629,944	7,490,243	8,120,186	2,648,515	1990	40 yrs.
255 Business Center Drive	Horsham, PA	—	1,154,289	2,007,214	541,080	1,140,597	2,561,985	3,702,582	296,851	2003	40 yrs.
261-283 Gibraltar Road	Horsham, PA	*	464,871	3,951,972	829,558	464,871	4,781,530	5,246,401	1,049,039	1978	40 yrs.
300 Welsh Road	Horsham, PA	—	696,061	3,339,991	570,429	696,061	3,910,420	4,606,480	990,440	1985	40 yrs.
300 Welsh Road — Building 3	Horsham, PA	—	180,459	1,441,473	375,923	180,459	1,817,396	1,997,855	618,169	1983	40 yrs.
300 Welsh Road — Building 4	Horsham, PA	—	282,493	2,256,508	1,418,790	282,493	3,675,298	3,957,791	1,225,002	1983	40 yrs.
300-309 Lakeside Drive	Horsham, PA	—	369,475	3,338,761	1,841,434	376,475	5,173,195	5,549,670	1,820,269	1982	40 yrs.
335 Commerce Drive	Horsham, PA	—	—	—	8,754,421	182,400	8,572,022	8,754,421	767,210	2002	40 yrs.
355 Business Center Drive	Horsham, PA	—	483,045	898,798	252,036	471,171	1,162,708	1,633,879	186,417	2003	40 yrs.
4 Walnut Grove	Horsham, PA	*	2,515,115	—	7,379,933	2,515,115	7,379,933	9,895,049	1,589,204	1999	40 yrs.
400-445 Lakeside Drive	Horsham, PA	—	543,628	4,910,226	2,760,384	583,628	7,630,610	8,214,238	2,267,628	1981	40 yrs.
455 Business Center Drive	Horsham, PA	—	1,351,011	2,503,449	1,892,811	1,322,317	4,424,954	5,747,271	783,460	2003	40 yrs.
5 Walnut Grove Drive	Horsham, PA	—	1,065,951	—	9,910,030	1,939,712	9,036,269	10,975,981	1,994,511	2000	40 yrs.
506 Prudential Road	Horsham, PA	—	208,140	895,470	652,633	208,140	1,548,102	1,756,243	397,359	1973	40 yrs.
555 Business Center Drive	Horsham, PA	—	727,420	1,353,650	181,096	709,967	1,552,200	2,262,167	297,092	2003	40 yrs.
680 Blair Mill Road	Horsham, PA	—	3,527,151		12,160,383	4,138,577	11,548,957	15,687,534	2,839,043	2001	40 yrs.
7 Walnut Grove Drive	Horsham, PA	—	2,631,696	—	18,304,278	2,631,956	18,304,018	20,935,974	145,951	2006	40 yrs.
700 Dresher Road	Horsham, PA	—	2,551,777	3,020,638	4,668,770	2,565,140	7,676,045	10,241,185	3,469,256	1987	40 yrs.
719 Dresher Road	Horsham, PA	*	493,426	2,812,067	251,335	495,112	3,061,716	3,556,828	755,442	1987	40 yrs.
507 Prudential Road	Horsham, PA	—	644,900	5,804,100	8,818,780	1,131,380	14,136,400	15,267,780	4,162,995	1988	40 yrs.
747 Dresher Road	Horsham, PA	—	1,607,238	—	5,139,699	1,607,977	5,138,960	6,746,937	2,428,966	1988	40 yrs.
767 Electronic Drive	Horsham, PA	*	1,229,685	—	3,442,013	1,241,970	3,429,728	4,671,697	1,593,901	1996	40 yrs.
10735 West Little York Road	Houston, TX	—	1,110,988	6,351,946	1,676,410	1,135,483	8,003,861	9,139,344	934,064	2000	40 yrs.
10739 West Little York Road	Houston, TX	—	797,931	5,950,894	242,625	799,560	6,191,890	6,991,450	960,100	1999	40 yrs.
11201 Greens Crossing Boulevard	Houston, TX	—	1,006,194	5,412,584	770,438	1,008,542	6,180,674	7,189,215	—	2007	40 yrs.
16405 Air Center Boulevard	Houston, TX	—	438,853	3,030,396	430,422	438,853	3,460,818	3,899,671	944,891	1997	40 yrs.
16445 Air Center Boulevard	Houston, TX	—	363,339	2,509,186	618,845	363,339	3,128,031	3,491,370	1,073,194	1997	40 yrs.
1646 Rankin Road	Houston, TX	—	329,961	—	4,895,914	592,234	4,633,640	5,225,874	182,817	2005	40 yrs.
16580 Air Center Boulevard	Houston, TX	—	289,000	3,559,857	269,417	289,000	3,829,274	4,118,275	952,367	1997	40 yrs.
16602 Central Green Boulevard	Houston, TX	—	284,403	—	4,496,262	503,779	4,276,886	4,780,665	252,986	2005	40 yrs.
16605 Air Center Boulevard	Houston, TX	—	298,999		3,770,315	496,186	3,573,128	4,069,314	915,831	2002	40 yrs.
16685 Air Center Boulevard	Houston, TX	—	—	—	2,935,268	414,691	2,520,577	2,935,268	261,429	2004	40 yrs.
1755 Trans Central Drive	Houston, TX	—	293,534	3,036,269	190,651	306,147	3,214,306	3,520,453	668,580	1999	40 yrs.
5200 N. Sam Houston Parkway	Houston, TX	—	1,519,458	7,135,548	1,170,936	1,520,074	8,305,868	9,825,942	—	2007	40 yrs.
5250 N. Sam Houston Parkway	Houston, TX	—	2,173,287	8,868,256	1,116,010	2,173,942	9,983,611	12,157,553	—	2007	40 yrs.
850 Greens Parkway	Houston, TX	—	2,893,405	11,593,197	1,708,393	2,899,861	13,295,133	16,194,994	—	2007	40 yrs.
860 Greens Parkway	Houston, TX	—	1,399,365	6,344,650	997,635	1,374,012	7,367,639	8,741,650	—	2007	40 yrs.
8801-19 & 8821-49 Fallbrook Drive	Houston, TX	—	2,290,001	15,297,141	1,590,836	2,290,002	16,887,976	19,177,978	2,022,295	2000	40 yrs.
8802-8824 Fallbrook Drive	Houston, TX	—	1,114,406	6,364,767	663,613	1,114,433	7,028,353	8,142,786	840,089	2004	40 yrs.
8825-8839 N Sam Houston Pkwy	Houston, TX	—	638,453	3,258,815	565,274	638,477	3,824,064	4,462,542	362,142	2004	40 yrs.
8850-8872 Fallbrook Drive	Houston, TX	—	504,317	2,878,351	1,014,679	504,341	3,893,006	4,397,347	395,260	2004	40 yrs.
10 North Park Drive	Hunt Valley, MD	—	2,211,969	7,816,042	234,730	2,211,969	8,050,771	10,262,741	847,619	2003	40 yrs.
20 Wright Avenue	Hunt Valley, MD	—	1,205,946	—	9,631,918	1,861,025	8,976,839	10,837,864	1,708,149	2001	40 yrs.
307 International Circle	Hunt Valley, MD	—	3,538,319	14,190,832	12,949,813	3,542,881	27,136,083	30,678,964	1,680,609	2004	40 yrs.
309 International Circle	Hunt Valley, MD	—	613,667	2,458,204	651,283	615,096	3,108,057	3,723,154	210,540	2004	40 yrs.
311 International Circle	Hunt Valley, MD	—	313,365	1,281,093	76,922	314,572	1,356,808	1,671,381	71,468	2004	40 yrs.
4 North Park Drive	Hunt Valley, MD	—	3,269,948	13,551,370	545,606	3,269,948	14,096,976	17,366,924	1,773,089	2003	40 yrs.
6 North Park Drive	Hunt Valley, MD	—	2,077,949	8,770,566	981,110	2,077,949	9,751,676	11,829,625	1,325,458	2003	40 yrs.
10245 Centurion Parkway North	Jacksonville, FL	—	852,644	3,510,889	967,927	853,704	4,477,755	5,331,460	1,152,505	1996	40 yrs.

LIBERTY PROPERTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2007

					Costs
					Capitalized					Date of
					Subsequent	Gross Amount Carried at End of Period			Accumulated	Construction	Depreciable
			Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2007	12/31/07	Acquisition	(years)
OPERATING PROPERTIES
11777 Central Highway	Jacksonville, FL	—	92,207	429,997	1,275,050	140,426	1,656,828	1,797,254	1,088,524	1985	40 yrs.
4190 Belfort Road	Jacksonville, FL	—	821,000	5,866,000	3,319,759	827,420	9,179,339	10,006,759	4,235,466	1986	40 yrs.
4345 Southpoint Parkway	Jacksonville, FL	—	—	—	8,791,159	418,093	8,373,065	8,791,159	2,559,557	1998	40 yrs.
4801 Executive Park Court - 100	Jacksonville, FL	—	554,993	2,993,277	1,321,576	554,542	4,315,303	4,869,846	1,507,461	1990	40 yrs.
4801 Executive Park Court - 200	Jacksonville, FL	—	370,017	1,995,518	367,780	370,039	2,363,276	2,733,315	678,769	1990	40 yrs.
4810 Executive Park Court	Jacksonville, FL	—	369,694	3,045,639	937,609	370,039	3,982,903	4,352,942	1,059,805	1990	40 yrs.
4815 Executive Park Court - 100	Jacksonville, FL	—	366,317	1,975,393	409,677	366,339	2,385,048	2,751,387	793,562	1995	40 yrs.
4815 Executive Park Court - 200	Jacksonville, FL	—	462,522	2,494,397	457,548	462,549	2,951,918	3,414,467	965,374	1995	40 yrs.
4820 Executive Park Court	Jacksonville, FL	—	555,173	2,693,130	777,348	555,213	3,470,439	4,025,651	1,007,193	1997	40 yrs.
4825 Executive Park Court	Jacksonville, FL	—	601,278	3,242,491	282,810	601,401	3,525,178	4,126,579	1,076,657	1996	40 yrs.
4887 Belfort Road	Jacksonville, FL	—	1,299,202		7,916,788	1,665,915	7,550,074	9,215,989	1,728,371	2002	40 yrs.
4899 Belfort Road	Jacksonville, FL	—	1,299,201	—	8,325,889	1,207,751	8,417,339	9,625,090	2,064,295	2000	40 yrs.
4901 Belfort Road	Jacksonville, FL	—	877,964	2,360,742	2,899,717	877,964	5,260,459	6,138,423	1,886,142	1986	40 yrs.
4905 Belfort Street	Jacksonville, FL	—	638,154	—	3,465,151	641,272	3,462,033	4,103,305	992,077	2000	40 yrs.
5201 Gate Parkway	Jacksonville, FL	—	3,836,532	—	21,414,727	4,269,346	20,981,913	25,251,260	1,229,452	2005	40 yrs.
6600 Southpoint Parkway	Jacksonville, FL	—	998,432	4,055,727	828,152	1,002,704	4,879,607	5,882,311	1,599,460	1986	40 yrs.
6601 Executive Park Circle North	Jacksonville, FL	—	551,250	3,128,361	106,408	551,250	3,234,768	3,786,018	782,910	1992	40 yrs.
6602 Executive Park Court - 100	Jacksonville, FL	—	388,519	2,095,293	299,475	388,541	2,394,745	2,783,287	707,625	1993	40 yrs.
6602 Executive Park Court - 200	Jacksonville, FL	—	296,014	1,596,347	437,796	296,032	2,034,126	2,330,157	583,710	1993	40 yrs.
6620 Southpoint Drive	Jacksonville, FL	—	614,602	4,267,477	1,001,006	614,602	5,268,482	5,883,085	1,698,587	1984	40 yrs.
6631 Executive Park Court - 100	Jacksonville, FL	—	251,613	1,356,849	482,785	251,627	1,839,620	2,091,247	711,295	1994	40 yrs.
6631 Executive Park Court - 200	Jacksonville, FL	—	406,561	2,195,070	272,425	407,043	2,467,013	2,874,056	748,398	1994	40 yrs.
6700 Southpoint Parkway	Jacksonville, FL	—	620,719	2,989,746	750,311	624,215	3,736,561	4,360,776	1,443,345	1987	40 yrs.
7014 AC Skinner Parkway	Jacksonville, FL	—	574,198	—	3,568,668	780,486	3,362,380	4,142,866	1,268,559	1999	40 yrs.
7016 AC Skinner Parkway	Jacksonville, FL	—	597,181	—	2,373,250	602,633	2,367,799	2,970,431	1,091,943	1996	40 yrs.
7018 AC Skinner Parkway	Jacksonville, FL	—	840,996	—	4,669,430	846,461	4,663,965	5,510,426	2,049,068	1997	40 yrs.
7020 AC Skinner Parkway	Jacksonville, FL	—	398,257	—	2,775,001	749,811	2,423,448	3,173,258	1,099,538	1996	40 yrs.
7022 AC Skinner Parkway	Jacksonville, FL	—	706,934	—	3,572,340	853,981	3,425,294	4,279,274	1,416,112	1996	40 yrs.
7077 Bonneval Road	Jacksonville, FL	—	768,000	5,789,000	3,434,464	774,020	9,217,444	9,991,464	3,743,688	1988	40 yrs.
7251 Salisbury Road	Jacksonville, FL	—	—	—	3,567,820	662,559	2,905,261	3,567,820	819,896	2000	40 yrs.
7255 Salisbury Road	Jacksonville, FL	—	392,060		2,975,677	680,766	2,686,971	3,367,737	595,294	2002	40 yrs.
7970 Bayberry Road	Jacksonville, FL	—	127,520	—	1,366,849	129,979	1,364,391	1,494,369	1,061,963	1978	40 yrs.
7980 Bayberry Road	Jacksonville, FL	—	330,726	1,338,101	17,776	330,726	1,355,877	1,686,603	366,188	1978	40 yrs.
8665,8667,8669 Baypine Road	Jacksonville, FL	—	966,552	—	5,882,947	974,959	5,874,540	6,849,499	2,827,413	1987	40 yrs.
8775 Baypine Road	Jacksonville, FL	—	906,804	—	9,967,357	913,013	9,961,148	10,874,161	1,807,389	1989	40 yrs.
151 South Warner Road	King of Prussia, PA	—	1,218,086	6,937,866	280,315	1,186,972	7,249,295	8,436,267	2,047,040	1980	40 yrs.
2100 Renaissance Boulevard	King of Prussia, PA	—	1,110,111	—	9,339,057	1,132,519	9,316,649	10,449,169	2,815,873	1999	40 yrs.
2201 Renaissance Boulevard	King of Prussia, PA	—	—	—	15,578,624	2,413,514	13,165,110	15,578,624	3,555,287	2000	40 yrs.
2300 Renaissance Boulevard	King of Prussia, PA	—	509,580	—	3,042,297	574,152	2,977,725	3,551,877	861,386	1999	40 yrs.
2301 Renaissance Boulevard	King of Prussia, PA	—	1,645,246	—	30,063,879	4,581,649	27,127,475	31,709,124	5,061,184	2002	40 yrs.
2500 Renaissance Boulevard	King of Prussia, PA	—	509,580	—	2,877,654	592,886	2,794,347	3,387,234	1,017,641	1999	40 yrs.
2520 Renaissance Boulevard	King of Prussia, PA	—	1,020,000	—	5,005,045	978,402	5,046,643	6,025,045	2,011,014	1999	40 yrs.
2540 Renaissance Boulevard	King of Prussia, PA	—	—	—	1,625,497	274,341	1,351,156	1,625,497	397,414	2000	40 yrs.
2560 Renaissance Boulevard	King of Prussia, PA	—	—	—	3,729,254	649,792	3,079,462	3,729,254	870,817	2000	40 yrs.
2700 Horizon Drive	King of Prussia, PA	—	764,370	—	3,682,628	867,815	3,579,183	4,446,998	1,262,969	1998	40 yrs.
2900 Horizon Drive	King of Prussia, PA	—	679,440	—	3,503,074	774,096	3,408,418	4,182,514	1,003,808	1998	40 yrs.
3200 Horizon Drive	King of Prussia, PA	—	928,637	—	7,045,235	1,210,137	6,763,734	7,973,871	2,642,202	1996	40 yrs.
3400 Horizon Drive	King of Prussia, PA	—	776,496	3,139,068	1,277,980	776,496	4,417,048	5,193,544	1,210,636	1995	40 yrs.
3600 Horizon Drive	King of Prussia, PA	—	236,432	1,856,252	735,267	236,432	2,591,519	2,827,950	621,673	1989	40 yrs.
3602 Horizon Drive	King of Prussia, PA	—	217,734	1,759,489	338,288	217,809	2,097,701	2,315,510	611,029	1989	40 yrs.
3604 Horizon Drive	King of Prussia, PA	—	397,178	—	1,628,512	350,874	1,674,816	2,025,690	719,391	1998	40 yrs.
3606 Horizon Drive	King of Prussia, PA	—	789,409	—	1,940,816	815,855	1,914,370	2,730,225	830,564	1997	40 yrs.
440 East Swedesford Road	King of Prussia, PA	—	717,001	4,816,121	2,782,658	717,001	7,598,780	8,315,780	2,974,117	1988	40 yrs.
460 East Swedesford Road	King of Prussia, PA	—	705,317	4,737,487	4,033,879	705,317	8,771,367	9,476,683	2,146,214	1988	40 yrs.
650 Swedesford Road	King of Prussia, PA	—	952,911	6,722,830	9,553,119	952,911	16,275,948	17,228,859	6,443,680	1971	40 yrs.
680 Swedesford Road	King of Prussia, PA	—	952,361	6,722,830	8,367,206	952,361	15,090,036	16,042,397	6,125,567	1971	40 yrs.
170 South Warner Road	King of Prussia, PA	—	547,800	3,137,400	3,998,873	458,232	7,225,841	7,684,073	3,247,927	1980	40 yrs.
190 South Warner Road	King of Prussia, PA	—	552,200	3,162,600	1,646,925	461,909	4,899,816	5,361,725	2,328,044	1980	40 yrs.
3000 Horizon Drive	King of Prussia, PA	—	1,191,449	—	2,309,358	946,703	2,554,103	3,500,806	624,001	1997	40 yrs.
3100 Horizon Drive	King of Prussia, PA	—	601,956	—	2,068,047	611,436	2,058,568	2,670,003	796,533	1995	40 yrs.
3500 Horizon Drive	King of Prussia, PA	—	1,204,839	—	2,630,229	1,223,875	2,611,193	3,835,068	761,849	1996	40 yrs.
11425 State Highway 225	LaPorte, TX	—	975,974	3,409,036	8,956	977,542	3,416,424	4,393,966	153,025	2006	40 yrs.
11503 State Highway 225	LaPorte, TX	—	2,561,931	9,779,023	22,961	2,566,047	9,797,868	12,363,915	349,382	2006	40 yrs.
7528 Walker Way	Lehigh Valley, PA	—	893,441	—	5,514,510	779,330	5,628,622	6,407,952	369,596	2004	40 yrs.
8301 Industrial Boulevard	Lehigh, PA	—	11,249,550	—	44,289,683	11,254,716	44,284,517	55,539,233	2,424,466	2005	40 yrs.
1201 East Whitcomb Avenue	Madison Heights, MI	—	302,567	1,213,232	(167,324)	302,567	1,045,908	1,348,475	302,059	1980	40 yrs.
31700 Research Park Drive	Madison Heights, MI	—	373,202	1,824,721	(157,588)	373,203	1,667,132	2,040,335	428,692	1988	40 yrs.
31811 Sherman Avenue	Madison Heights, MI	—	207,599	1,179,010	(129,901)	207,599	1,049,109	1,256,708	285,295	1983	40 yrs.
1901 Summit Tower Boulevard	Maitland, FL	—	6,078,791	12,348,567	1,672,377	6,083,206	14,016,530	20,099,736	3,235,464	1998	40 yrs.
1 Country View Road	Malvern, PA	—	400,000	3,600,000	1,004,647	406,421	4,598,226	5,004,647	1,603,681	1982	40 yrs.
1 Great Valley Parkway	Malvern, PA	—	419,460	3,792,570	330,704	419,460	4,123,273	4,542,734	1,167,180	1982	40 yrs.
10 Great Valley Parkway	Malvern, PA	—	823,540	1,341,376	290,237	832,244	1,622,908	2,455,152	191,633	2003	40 yrs.
100 Chesterfield Parkway	Malvern, PA	—	1,320,625	—	6,708,774	1,450,534	6,578,865	8,029,399	2,515,682	1998	40 yrs.

LIBERTY PROPERTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2007

					Costs
					Capitalized					Date of
					Subsequent	Gross Amount Carried at End of Period			Accumulated	Construction	Depreciable
			Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2007	12/31/07	Acquisition	(years)
OPERATING PROPERTIES
1001 Cedar Hollow Road	Malvern, PA	—	1,436,814	—	16,077,184	1,676,470	15,837,528	17,513,998	5,562,516	1998	40 yrs.
11 Great Valley Parkway	Malvern, PA	—	496,297	—	3,226,924	708,331	3,014,890	3,723,221	741,324	2001	40 yrs.
11,15 Great Valley Parkway	Malvern, PA	*	1,837,050	—	15,005,064	1,837,878	15,004,237	16,842,114	10,164,683	1986	40 yrs.
18 Great Valley Parkway	Malvern, PA	—	394,036	3,976,221	99,539	397,293	4,072,504	4,469,796	928,009	1980	40 yrs.
2 West Liberty Boulevard	Malvern, PA	—	5,405,041	—	11,329,711	5,405,042	11,329,711	16,734,753	802,169	2003	40 yrs.
200 Chesterfield Parkway	Malvern, PA	—	495,893	2,739,093	600,377	588,123	3,247,240	3,835,363	2,004,532	1989	40 yrs.
27-43 Great Valley Parkway	Malvern, PA	—	448,775	—	2,545,542	449,447	2,544,870	2,994,317	1,617,224	1977	40 yrs.
3 Country View Road	Malvern, PA	*	814,278	—	4,946,433	1,128,881	4,631,830	5,760,711	1,126,106	1998	40 yrs.
375 Technology Drive	Malvern, PA	—	191,114	—	1,961,140	234,922	1,917,331	2,152,254	761,972	1998	40 yrs.
40 Liberty Boulevard	Malvern, PA	—	4,241,137	17,737,090	2,182,842	4,241,167	19,919,901	24,161,068	5,756,934	1989	40 yrs.
425 Technology Drive	Malvern, PA	—	191,114	—	2,112,927	321,473	1,982,568	2,304,041	772,261	1998	40 yrs.
45 Liberty Boulevard	Malvern, PA	—	4,380,221	—	15,314,868	4,749,748	14,945,341	19,695,089	5,007,849	1999	40 yrs.
45-67 Great Valley Parkway	Malvern, PA	—	795,143	—	3,388,579	795,831	3,387,891	4,183,722	2,268,978	1974	40 yrs.
5 Great Valley Parkway	Malvern, PA	—	684,200	6,181,661	1,366,504	684,200	7,548,165	8,232,365	2,112,094	1983	40 yrs.
50 Morehall Road	Malvern, PA	—	849,576	—	13,043,717	1,337,076	12,556,217	13,893,293	4,795,872	1997	40 yrs.
600 Chesterfield Parkway	Malvern, PA	—	2,013,750	—	8,255,128	2,170,359	8,098,519	10,268,878	2,668,623	1999	40 yrs.
700 Chesterfield Parkway	Malvern, PA	—	2,013,750	—	8,215,954	2,157,617	8,072,087	10,229,704	2,641,192	1999	40 yrs.
10 Valley Stream Parkway	Malvern, PA	*	509,075	—	3,142,498	509,899	3,141,674	3,651,573	1,797,109	1984	40 yrs.
10, 20 Liberty Boulevard	Malvern, PA	—	724,058	—	5,760,414	724,846	5,759,626	6,484,472	2,659,056	1985	40 yrs.
12,14,16 Great Valley Parkway	Malvern, PA	—	130,689	—	1,560,924	128,767	1,562,846	1,691,613	947,476	1982	40 yrs.
14 Lee Boulevard	Malvern, PA	—	664,282	—	6,022,257	643,892	6,042,647	6,686,539	2,889,745	1988	40 yrs.
155 Great Valley Parkway	Malvern, PA	—	625,147	—	2,627,280	626,068	2,626,359	3,252,427	1,612,026	1981	40 yrs.
20 Valley Stream Parkway	Malvern, PA	—	465,539	—	5,710,974	466,413	5,710,099	6,176,513	3,109,162	1987	40 yrs.
205 Great Valley Parkway	Malvern, PA	—	1,368,259	—	10,971,028	1,369,003	10,970,284	12,339,287	6,993,606	1981	40 yrs.
256 Great Valley Parkway	Malvern, PA	—	161,098	—	1,785,717	161,949	1,784,866	1,946,815	1,199,487	1980	40 yrs.
257-275 Great Valley Parkway	Malvern, PA	—	504,611	—	5,173,127	505,458	5,172,280	5,677,738	3,167,414	1983	40 yrs.
277-293 Great Valley Parkway	Malvern, PA	—	530,729	—	2,331,543	531,534	2,330,737	2,862,272	1,408,487	1984	40 yrs.
30 Great Valley Parkway	Malvern, PA	—	128,126	—	385,634	128,783	384,977	513,760	323,191	1975	40 yrs.
300 Technology Drive	Malvern, PA	—	368,626	—	1,344,816	374,497	1,338,945	1,713,442	738,244	1985	40 yrs.
300-400 Chesterfield Parkway	Malvern, PA	—	937,212	—	5,547,950	1,012,395	5,472,767	6,485,162	2,782,618	1988	40 yrs.
311 Technology Drive	Malvern, PA	—	397,131	—	2,804,635	397,948	2,803,818	3,201,766	1,530,740	1984	40 yrs.
333 Phoenixville Pike	Malvern, PA	—	523,530	—	3,100,124	524,230	3,099,424	3,623,654	1,655,142	1985	40 yrs.
40 Valley Stream Parkway	Malvern, PA	—	322,918	—	3,190,655	325,775	3,187,798	3,513,573	1,504,112	1987	40 yrs.
420 Lapp Road	Malvern, PA	—	1,054,418	—	6,995,902	1,055,243	6,995,077	8,050,320	3,321,024	1989	40 yrs.
5 Country View Road	Malvern, PA	*	785,168	4,678,632	793,019	786,235	5,470,583	6,256,819	2,084,693	1985	40 yrs.
50 Valley Stream Parkway	Malvern, PA	—	323,971	—	2,792,354	323,792	2,792,533	3,116,325	1,263,422	1987	40 yrs.
500 Chesterfield Parkway	Malvern, PA	—	472,364	—	3,322,845	519,463	3,275,746	3,795,209	1,735,165	1988	40 yrs.
508 Lapp Road	Malvern, PA	—	331,392	—	2,021,104	332,216	2,020,280	2,352,496	1,281,611	1984	40 yrs.
510 Lapp Road	Malvern, PA	*	356,950	—	926,587	357,751	925,786	1,283,537	594,192	1983	40 yrs.
55 Valley Stream Parkway	Malvern, PA	—	215,005	—	4,393,160	215,818	4,392,348	4,608,165	2,100,807	1983	40 yrs.
60 Morehall Road	Malvern, PA	—	865,424	9,285,000	4,971,296	884,974	14,236,746	15,121,720	6,986,069	1989	40 yrs.
65 Valley Stream Parkway	Malvern, PA	—	381,544	—	7,189,981	382,361	7,189,164	7,571,525	4,191,547	1983	40 yrs.
7 Great Valley Parkway	Malvern, PA	—	176,435	—	5,102,721	177,317	5,101,840	5,279,156	3,030,399	1985	40 yrs.
75 Great Valley Parkway	Malvern, PA	279,414	143,074	—	772,076	143,811	771,338	915,150	608,527	1977	40 yrs.
77-123 Great Valley Parkway	Malvern, PA	—	887,664	—	5,983,795	888,359	5,983,100	6,871,459	3,602,353	1978	40 yrs.
7550 Meridian Circle	Maple Grove, MN	—	513,250	2,901,906	294,337	513,250	3,196,242	3,709,492	817,635	1989	40 yrs.
10 Stow Road	Marlton, NJ	—	147,000	1,451,536	787,707	147,318	2,238,925	2,386,243	1,032,155	1988	40 yrs.
12 Stow Road	Marlton, NJ	—	103,300	1,021,036	354,854	103,618	1,375,573	1,479,190	632,219	1988	40 yrs.
14 Stow Road	Marlton, NJ	—	93,100	920,336	444,304	93,418	1,364,323	1,457,740	628,804	1988	40 yrs.
301 Lippincott Drive	Marlton, NJ	—	1,069,837	4,780,163	1,577,896	1,069,838	6,358,058	7,427,896	2,328,404	1988	40 yrs.
303 Lippincott Drive	Marlton, NJ	—	1,069,837	4,780,163	3,012,067	1,069,838	7,792,229	8,862,067	2,642,524	1988	40 yrs.
400 Lippincott Drive	Marlton, NJ	—	69,402		3,653,411	317,799	3,405,014	3,722,813	1,059,150	1999	40 yrs.
402 Lippincott Drive	Marlton, NJ	—	131,896	—	1,941,830	131,896	1,941,830	2,073,726	749,536	1997	40 yrs.
404 Lippincott Drive	Marlton, NJ	—	131,896	—	1,814,934	131,896	1,814,934	1,946,830	698,698	1997	40 yrs.
406 Lippincott Drive	Marlton, NJ	—	321,455	1,539,871	1,078,839	327,554	2,612,611	2,940,165	1,043,767	1990	40 yrs.
701A Route 73 South	Marlton, NJ	—	264,387	3,772,000	3,979,178	271,743	7,743,822	8,015,565	3,565,618	1987	40 yrs.
701C Route 73 South	Marlton, NJ	—	84,949	1,328,000	451,599	96,161	1,768,387	1,864,548	721,854	1987	40 yrs.
8 Stow Road	Marlton, NJ	—	172,600	1,704,436	275,284	172,945	1,979,375	2,152,320	733,173	1988	40 yrs.
9 Stow Road	Marlton, NJ	—	652,642	1,765,065	940,082	654,779	2,703,010	3,357,789	862,641	1989	40 yrs.
901 Route 73	Marlton, NJ	—	334,411	2,733,314	822,683	334,411	3,555,997	3,890,408	1,187,738	1985	40 yrs.
65 Brookfield Oaks Drive	Mauldin, SC	—	557,174	—	2,745,259	506,318	2,796,116	3,302,434	169,900	2004	40 yrs.
75 Brookfield Oaks Drive	Mauldin, SC	—	419,731	—	2,476,356	430,909	2,465,178	2,896,087	172,319	2003	40 yrs.
10855 West Park Place	Milwaukee, WI	—	122,894		3,043,854	424,710	2,742,038	3,166,748	541,626	2002	40 yrs.
11050 West Liberty Drive	Milwaukee, WI	—	—	—	3,955,702	914,760	3,040,942	3,955,702	97,769	2005	40 yrs.
11100 West Liberty Drive	Milwaukee, WI	—	1,800,000		7,537,760	1,801,024	7,536,736	9,337,760	1,032,265	2003	40 yrs.
11301 W. Lake Park Drive	Milwaukee, WI	—	614,477	2,626,456	123,888	619,465	2,745,357	3,364,821	610,435	1987	40 yrs.
11400 W. Lake Park Drive	Milwaukee, WI	—	439,595	2,357,904	255,382	443,101	2,609,780	3,052,881	593,216	1986	40 yrs.
11414 West Park Place	Milwaukee, WI	—	234,443		10,613,283	491,531	10,356,196	10,847,727	2,698,542	2001	40 yrs.
11425 W. Lake Park Drive	Milwaukee, WI	—	382,256	2,350,619	978,198	385,305	3,325,768	3,711,073	1,141,533	1987	40 yrs.
11520 West Calumet Road	Milwaukee, WI	—	341,698	1,527,548	78,494	341,698	1,606,042	1,947,740	326,648	1995	40 yrs.
11900 W. Lake Park Drive	Milwaukee, WI	—	347,853	2,396,887	1,077,279	350,628	3,471,392	3,822,020	1,064,356	1987	40 yrs.
11950 W. Lake Park Drive	Milwaukee, WI	—	391,813	2,340,118	570,702	394,938	2,907,695	3,302,633	848,494	1986	40 yrs.
12100 West Park Place	Milwaukee, WI	—	534,470	3,239,389	572,084	532,370	3,813,573	4,345,943	943,035	1984	40 yrs.

LIBERTY PROPERTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2007

					Costs
					Capitalized					Date of
					Subsequent	Gross Amount Carried at End of Period			Accumulated	Construction	Depreciable
			Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2007	12/31/07	Acquisition	(years)
OPERATING PROPERTIES
7800 N. 113th Street	Milwaukee, WI	—	1,711,964	6,847,857	429,943	1,711,964	7,277,800	8,989,764	1,959,403	1991	40 yrs.
4600 Nathan Lane	Minneapolis, MN	—	1,063,558		6,777,642	1,038,197	6,803,003	7,841,200	1,775,458	2002	40 yrs.
4700 Nathan Lane North	Minneapolis, MN	—	1,501,308	8,446,083	225,056	1,501,308	8,671,139	10,172,447	1,839,196	1996	40 yrs.
12501 & 12701 Whitewater Drive	Minnegonka, MN	—	2,175,209	3,948,085	7,266,874	2,177,953	11,212,215	13,390,168	1,153,911	1986	40 yrs.
5400-5500 Feltl Road	Minnetonka, MN	—	883,895	7,983,345	2,232,815	883,895	10,216,160	11,100,055	2,875,930	1985	40 yrs.
5600 & 5610 Rowland Road	Minnetonka, MN	—	828,650	7,399,409	1,601,312	829,263	9,000,107	9,829,370	3,259,190	1988	40 yrs.
3350 SW 148th Avenue	Miramar, FL	—	2,960,511	—	19,572,260	2,980,689	19,552,081	22,532,771	5,101,252	2000	40 yrs.
3400 Lakeside Drive	Miramar, FL	—	2,022,153	11,345,881	1,490,617	2,022,153	12,836,497	14,858,651	3,511,199	1990	40 yrs.
3450 Lakeside Drive	Miramar, FL	—	2,022,152	11,357,143	2,300,951	2,022,152	13,658,094	15,680,246	3,968,825	1990	40 yrs.
324 Park Knoll Drive	Morrisville, NC	—	1,449,092	4,424,932	173,445	1,449,450	4,598,019	6,047,469	32,711	2007	40 yrs.
619 Distribution Drive	Morrisville, NC	—	1,031,430	5,655,167	189,953	1,031,685	5,844,865	6,876,550	60,731	2007	40 yrs.
627 Distribution Drive	Morrisville, NC	—	1,061,370	5,152,110	192,986	1,061,632	5,344,834	6,406,466	34,509	2007	40 yrs.
701 Distribution Drive	Morrisville, NC	—	1,300,889	5,313,226	167,064	1,301,211	5,479,968	6,781,179	28,598	2007	40 yrs.
300 Fellowship Road	Mt Laurel, NJ	—	—	—	7,338,755	1,098,904	6,239,851	7,338,755	629,250	2004	40 yrs.
3001 Leadenhall Road	Mt Laurel, NJ	—	1,925,719	191,390	10,965,396	1,936,489	11,146,016	13,082,505	1,304,946	2003	40 yrs.
302 Fellowship Road	Mt Laurel, NJ	—	1,512,120	—	2,920,827	539,060	3,893,887	4,432,947	220,401	2001	40 yrs.
350 Fellowship Road	Mt Laurel, NJ	—	2,960,159	1,449,611	4,550,124	2,970,687	5,989,207	8,959,894	180,619	2006	40 yrs.
4001 Leadenhall Road	Mt. Laurel, NJ	—	3,207,885	391,167	18,844,592	2,784,694	19,658,950	22,443,644	3,445,467	2002	40 yrs.
1000 Briggs Road	Mt. Laurel, NJ	—	288,577	2,546,537	1,457,682	288,577	4,004,219	4,292,796	1,595,432	1986	40 yrs.
1001 Briggs Road	Mt. Laurel, NJ	—	701,705	3,505,652	2,110,296	701,705	5,615,948	6,317,654	2,106,384	1986	40 yrs.
1015 Briggs Road	Mt. Laurel, NJ	—	356,987	—	3,668,207	470,659	3,554,535	4,025,194	933,413	2000	40 yrs.
1020 Briggs Road	Mt. Laurel, NJ	—	494,334	—	3,162,455	569,184	3,087,606	3,656,789	923,496	1999	40 yrs.
1025 Briggs Road	Mt. Laurel, NJ	536,925	430,990	3,714,828	1,212,452	430,990	4,927,280	5,358,270	1,665,511	1987	40 yrs.
11000, 15000 Commerce Parkway	Mt. Laurel, NJ	—	310,585	4,394,900	383,778	311,950	4,777,313	5,089,263	2,180,113	1985	40 yrs.
12000, 14000 Commerce Parkway	Mt. Laurel, NJ	—	361,800	3,285,817	977,119	362,855	4,261,881	4,624,736	1,585,428	1985	40 yrs.
1300 Route 73 North	Mt. Laurel, NJ	—	449,400	3,074,850	2,117,661	450,558	5,191,353	5,641,911	1,738,175	1988	40 yrs.
16000, 18000 Commerce Parkway	Mt. Laurel, NJ	—	289,700	2,512,683	753,744	290,545	3,265,582	3,556,127	1,220,192	1985	40 yrs.
17000 Commerce Parkway	Mt. Laurel, NJ	—	144,515		3,445,866	144,515	3,445,866	3,590,381	814,659	2001	40 yrs.
2000 Crawford Place	Mt. Laurel, NJ	—	310,831	2,797,744	2,845,000	310,831	5,642,744	5,953,575	2,302,923	1986	40 yrs.
3000 Atrium Way	Mt. Laurel, NJ	—	500,000	4,500,000	4,885,795	512,018	9,373,777	9,885,795	4,217,090	1987	40 yrs.
5000 Dearborn Court	Mt. Laurel, NJ	—	1,057,763	4,191,827	1,619,444	1,057,763	5,811,271	6,869,034	1,359,893	1988	40 yrs.
6000 Commerce Parkway	Mt. Laurel, NJ	—	234,151	2,022,683	913,691	234,151	2,936,374	3,170,525	962,597	1985	40 yrs.
7000 Commerce Parkway	Mt. Laurel, NJ	—	260,014	2,236,684	427,949	260,014	2,664,633	2,924,647	828,409	1984	40 yrs.
8000 Commerce Parkway	Mt. Laurel, NJ	—	234,814	1,995,098	518,122	234,814	2,513,220	2,748,034	682,267	1983	40 yrs.
9000 Commerce Parkway	Mt. Laurel, NJ	—	286,587	2,474,820	986,021	286,587	3,460,840	3,747,428	1,116,743	1983	40 yrs.
6 Terry Drive	Newtown, PA	—	622,029	2,228,851	846,148	622,205	3,074,822	3,697,027	991,218	1981	40 yrs.
550-590 Hale Avenue	Oakdale, MN	—	765,535	3,488,754	557,745	766,390	4,045,644	4,812,034	1,009,344	1996	40 yrs.
1879 Lamont Avenue	Odenton, MD	—	1,976,000	8,099,579	2,469,160	2,011,030	10,533,709	12,544,739	873,140	2004	40 yrs.
350 Winmeyer Avenue	Odenton, MD	—	1,778,400	7,289,165	1,867,935	1,809,927	9,125,573	10,935,500	675,355	2004	40 yrs.
10003 Satellite Boulevard	Orlando, FL	—	680,312	2,120,754	1,487,165	680,312	3,607,919	4,288,231	544,415	2003	40 yrs.
10511 & 10611 Satellite Boulevard	Orlando, FL	—	517,554	2,568,186	486,338	522,991	3,049,087	3,572,078	934,847	1985	40 yrs.
10771 Palm Bay Drive	Orlando, FL	—	664,605		2,362,814	685,383	2,342,035	3,027,419	358,052	2001	40 yrs.
1090 Gills Drive	Orlando, FL	—	878,320	2,558,833	1,371,034	878,320	3,929,867	4,808,187	425,791	2003	40 yrs.
1400-1440 Central Florida Parkway	Orlando, FL	—	518,043	2,561,938	532,512	518,043	3,094,451	3,612,493	805,450	1962	40 yrs.
1902 Cypress Lake Drive	Orlando, FL	—	523,512	3,191,790	880,341	538,512	4,057,131	4,595,643	1,229,775	1989	40 yrs.
1950 Summit Park Drive	Orlando, FL	—	2,573,700	17,478,646	551,660	2,583,667	18,020,339	20,604,006	1,280,052	2005	40 yrs.
1958 Summit Park Drive	Orlando, FL	—	2,573,961	11,206,937	8,841,420	2,583,216	20,039,102	22,622,318	1,460,000	2005	40 yrs.
2202 Taft-Vineland Road	Orlando, FL	—	—	—	6,630,654	1,283,713	5,346,941	6,630,654	818,689	2004	40 yrs.
2216 Directors Row	Orlando, FL	—	453,918	2,572,202	27,479	453,918	2,599,681	3,053,599	621,042	1998	40 yrs.
2256 Taft-Vineland Road	Orlando, FL	—	467,296	—	2,494,210	825,673	2,135,833	2,961,506	168,879	2005	40 yrs.
2351 Investors Row	Orlando, FL	—	2,261,924	7,496,249	411,516	2,263,211	7,906,478	10,169,689	580,050	2004	40 yrs.
2400 South Lake Orange Drive	Orlando, FL	—	385,964	—	2,408,252	642,427	2,151,789	2,794,216	428,649	2001	40 yrs.
2416 Lake Orange Drive	Orlando, FL	—	535,964		3,157,069	704,800	2,988,233	3,693,033	860,785	2002	40 yrs.
3701-3727 Vineland Road	Orlando, FL	—	767,929	2,096,504	412,624	767,929	2,509,128	3,277,057	636,115	1985	40 yrs.
6200 Lee Vista Boulevard	Orlando, FL	—	1,423,584	6,399,510	65,322	1,435,301	6,453,115	7,888,416	305,622	2006	40 yrs.
6501 Lee Vista Boulevard	Orlando, FL	—	903,701		5,560,142	925,671	5,538,172	6,463,843	885,582	2001	40 yrs.
6923 Lee Vista Boulevard	Orlando, FL	—	903,701	—	3,790,657	830,953	3,863,405	4,694,358	87,873	2006	40 yrs.
7022 TPC Drive	Orlando, FL	—	1,443,510	6,845,559	537,018	1,457,286	7,368,802	8,826,087	313,517	2006	40 yrs.
7100 TPC Drive	Orlando, FL	—	1,431,489	7,948,341	467,474	1,445,807	8,401,496	9,847,303	295,955	2006	40 yrs.
7101 TPC Drive	Orlando, FL	—	1,553,537	5,301,499	780,510	1,570,863	6,064,683	7,635,546	218,818	2006	40 yrs.
7315 Kingspointe Parkway	Orlando, FL	—	1,931,697	6,388,203	2,218,758	1,932,004	8,606,654	10,538,658	956,926	2004	40 yrs.
9550 Satellite Boulevard	Orlando, FL	—	574,831	—	2,331,726	587,319	2,319,238	2,906,557	656,120	1999	40 yrs.
9600 Satellite Boulevard	Orlando, FL	—	252,850	1,297,923	62,116	252,850	1,360,039	1,612,889	376,669	1989	40 yrs.
9700 Satellite Boulevard	Orlando, FL	—	405,362	1,146,546	350,999	405,362	1,497,545	1,902,907	430,141	1989	40 yrs.
South Center Land-Phase II	Orlando, FL	—	838,853	—	4,081,850	767,953	4,152,751	4,920,703	167,128	2006	40 yrs.
N26 W23445 Paul Road	Pewaukee, WI	—	561,904	1,928,064	113,241	561,904	2,041,305	2,603,209	416,363	1985	40 yrs.
1 Crescent Drive	Philadelphia, PA	—	567,280	—	13,553,937	347,892	13,773,325	14,121,217	456,979	2004	40 yrs.
17th & JFK Tower	Philadelphia, PA	—	—		360,323,148	17,722,105	342,601,043	360,323,148	1,780,004	2005	40 yrs.
3 Franklin Plaza	Philadelphia, PA	—	2,483,144	—	32,150,134	2,514,519	32,118,759	34,633,278	6,965,923	1999	40 yrs.
4751 League Island Boulevard	Philadelphia, PA	—	992,965	331,924	6,753,197	1,022,081	7,056,006	8,078,087	781,613	2003	40 yrs.
4775 League Island Boulevard	Philadelphia, PA	—	891,892	—	5,297,375	366,982	5,822,285	6,189,267	11,338	2006	40 yrs.
8801 Tinicum Boulevard	Philadelphia, PA	—	2,474,031	—	43,598,952	125,087	45,947,896	46,072,983	13,773,560	1997	40 yrs.
4207 E. Cotton Center Boulevard	Phoenix, AZ	—	1,409,908	4,680,808	1,092,527	1,410,248	5,772,995	7,183,243	147,155	2007	40 yrs.

LIBERTY PROPERTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2007

					Costs
					Capitalized					Date of
					Subsequent	Gross Amount Carried at End of Period			Accumulated	Construction	Depreciable
			Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2007	12/31/07	Acquisition	(years)
OPERATING PROPERTIES
4217 E. Cotton Center Boulevard	Phoenix, AZ	—	4,831,925	10,045,599	969,985	4,833,088	11,014,421	15,847,509	193,521	2007	40 yrs.
4303 E. Cotton Center Boulvard	Phoenix, AZ	*	2,619,964	9,675,711	—	2,619,964	9,675,711	12,295,675	156,380	2007	40 yrs.
4313 E. Cotton Center Boulevard	Phoenix, AZ	*	3,895,539	16,724,283	567,679	3,895,539	17,291,962	21,187,501	264,137	2007	40 yrs.
4405 E. Cotton Center Boulevard	Phoenix, AZ	*	2,646,318	9,697,439	—	2,646,318	9,697,439	12,343,757	142,330	2007	40 yrs.
4410 E. Cotton Center Boulevard	Phoenix, AZ	—	4,758,484	10,559,563	900,340	4,765,172	11,453,215	16,218,387	—	2007	40 yrs.
4415 E. Cotton Center Boulevard	Phoenix, AZ	*	1,749,957	3,767,213	—	1,749,957	3,767,213	5,517,170	83,884	2007	40 yrs.
4425 E. Cotton Center Boulvard	Phoenix, AZ	*	7,318,457	24,549,401	—	7,318,457	24,549,401	31,867,858	390,360	2007	40 yrs.
4435 E. Cotton Center Boulevard	Phoenix, AZ	—	1,910,584	1,954,020	194,883	1,911,045	2,148,443	4,059,487	—	2007	40 yrs.
4750 S. 44th Place	Phoenix, AZ	—	3,756,307	8,336,400	608,733	3,761,587	8,939,853	12,701,440	—	2007	40 yrs.
9801 80th Avenue	Pleasant Prairie, WI	—	1,692,077	7,934,794	62,495	1,689,726	7,999,640	9,689,366	1,818,205	1994	40 yrs.
2250 Hickory Road	Plymouth Meeting, PA	—	1,015,851	9,175,555	2,653,138	1,032,507	11,812,038	12,844,545	3,348,814	1985	40 yrs.
14630-14650 28th Avenue North	Plymouth, MN	—	198,205	1,793,422	791,374	198,205	2,584,796	2,783,001	781,110	1978	40 yrs.
2800 Campus Drive	Plymouth, MN	—	395,366	3,554,512	1,114,936	395,366	4,669,447	5,064,814	1,587,548	1985	40 yrs.
2800 Northwest Boulevard	Plymouth, MN	—	1,934,438	10,952,503	487,190	1,934,438	11,439,693	13,374,130	2,977,242	1995	40 yrs.
2905 Northwest Boulevard	Plymouth, MN	—	516,920	4,646,342	1,830,557	516,920	6,476,899	6,993,819	2,266,092	1983	40 yrs.
2920 Northwest Boulevard	Plymouth, MN	—	392,026	3,433,678	656,167	384,235	4,097,636	4,481,871	1,235,384	1997	40 yrs.
2955 Xenium Lane	Plymouth, MN	—	151,238	1,370,140	500,457	151,238	1,870,597	2,021,835	671,827	1985	40 yrs.
9600 54th Avenue	Plymouth, MN	—	332,317	3,077,820	1,020,792	332,317	4,098,612	4,430,929	1,194,422	1998	40 yrs.
1400 SW 6th Court	Pompano Beach, FL	—	1,157,049	4,620,956	287,361	1,157,049	4,908,317	6,065,366	1,298,386	1986	40 yrs.
1405 SW 6th Court	Pompano Beach, FL	—	392,138	1,565,787	121,640	392,138	1,687,427	2,079,565	461,163	1985	40 yrs.
1500 SW 5th Court	Pompano Beach, FL	—	972,232	3,892,085	238,659	972,232	4,130,744	5,102,975	1,104,263	1957	40 yrs.
1501 SW 5th Court	Pompano Beach, FL	—	203,247	811,093	36,963	203,247	848,057	1,051,304	226,020	1990	40 yrs.
1601 SW 5th Court	Pompano Beach, FL	—	203,247	811,093	402,780	203,247	1,213,873	1,417,120	364,809	1990	40 yrs.
1651 SW 5th Court	Pompano Beach, FL	—	203,247	811,093	126,108	203,247	937,202	1,140,449	310,094	1990	40 yrs.
595 SW 13th Terrace	Pompano Beach, FL	—	359,933	1,437,116	95,731	359,933	1,532,847	1,892,780	419,213	1984	40 yrs.
601 SW 13th Terrace	Pompano Beach, FL	—	164,413	655,933	119,530	164,413	775,463	939,875	233,732	1984	40 yrs.
605 SW 16th Terrace	Pompano Beach, FL	—	310,778	1,238,324	292,785	310,178	1,531,710	1,841,888	382,277	1965	40 yrs.
100 Westgate Parkway	Richmond, VA	—	1,140,648	101,824	8,408,649	1,456,084	8,195,037	9,651,121	1,453,495	2001	40 yrs.
1001 Boulders Parkway	Richmond, VA	—	2,073,739	5,634,796	1,504,929	2,079,643	7,133,821	9,213,463	499,923	2005	40 yrs.
10800 Nuckols Boulevard	Richmond, VA	—	1,432,462	—	14,420,839	1,794,162	14,059,139	15,853,301	2,779,955	2000	40 yrs.
1100 Boulders Parkway	Richmond, VA	—	1,276,936	12,052,192	1,061,040	1,280,662	13,109,507	14,390,169	600,025	2005	40 yrs.
200 Westgate Parkway	Richmond, VA	—	1,623,612		5,914,467	1,072,797	6,465,283	7,538,080	1,147,351	2002	40 yrs.
2300 East Parham Road	Richmond, VA	—	221,947	1,011,088	2,443	221,947	1,013,531	1,235,478	359,675	1988	40 yrs.
301 Hill Carter Parkway	Richmond, VA	—	659,456	4,836,010	625	659,456	4,836,635	5,496,091	1,552,015	1989	40 yrs.
3829-3855 Gaskins Road	Richmond, VA	—	364,165	3,264,114	39,764	364,165	3,303,879	3,668,044	812,000	1988	40 yrs.
3900 Westerre Parkway	Richmond, VA	—	392,184	—	11,586,017	1,100,000	10,878,201	11,978,201	286,520	2005	40 yrs.
4001 Carolina Avenue	Richmond, VA	—	29,443	215,914	321,189	29,443	537,103	566,546	146,750	1935	40 yrs.
4101-4127 Carolina Avenue	Richmond, VA	—	310,854	2,279,597	567,636	310,854	2,847,233	3,158,087	866,601	1973	40 yrs.
4201-4261 Carolina Avenue	Richmond, VA	—	693,203	5,083,493	1,557,085	693,203	6,640,578	7,333,781	2,105,677	1975	40 yrs.
4263-4299 Carolina Avenue	Richmond, VA	—	256,203	2,549,649	1,677,325	256,203	4,226,974	4,483,177	1,308,176	1976	40 yrs.
4263F-N. Carolina Avenue	Richmond, VA	—	91,476	—	1,642,725	91,599	1,642,601	1,734,201	488,721	1975	40 yrs.
4300 Carolina Avenue	Richmond, VA	—	2,007,717	14,927,608	496,232	2,009,136	15,422,421	17,431,557	4,912,960	1985	40 yrs.
4301-4335 Carolina Avenue	Richmond, VA	—	223,696	1,640,435	2,521,213	223,696	4,161,648	4,385,344	697,915	1978	40 yrs.
4337-4379 Carolina Avenue	Richmond, VA	—	325,303	2,385,557	1,505,735	325,303	3,891,292	4,216,595	1,416,324	1979	40 yrs.
4401-4445 Carolina Avenue	Richmond, VA	—	615,038	4,510,272	397,983	615,038	4,908,255	5,523,293	1,603,063	1988	40 yrs.
4447-4491 Carolina Avenue	Richmond, VA	—	454,056	2,729,742	293,897	454,056	3,023,639	3,477,695	1,056,031	1987	40 yrs.
4501-4549 Carolina Avenue	Richmond, VA	—	486,166	3,565,211	410,129	486,166	3,975,340	4,461,506	1,307,030	1981	40 yrs.
4551-4593 Carolina Avenue	Richmond, VA	—	474,360	3,478,646	295,023	474,360	3,773,669	4,248,029	1,197,255	1982	40 yrs.
4601-4643 Carolina Avenue	Richmond, VA	—	652,455	4,784,675	622,565	652,455	5,407,240	6,059,695	1,891,184	1985	40 yrs.
4645-4683 Carolina Avenue	Richmond, VA	—	404,616	2,967,187	1,162,867	404,616	4,130,054	4,534,670	1,855,923	1985	40 yrs.
4717-4729 Eubank Road	Richmond, VA	*	449,447	3,294,697	746,131	452,263	4,038,011	4,490,274	1,316,372	1978	40 yrs.
510 Eastpark Court	Richmond, VA	—	261,961	2,110,874	318,159	262,210	2,428,783	2,690,994	863,060	1989	40 yrs.
520 Eastpark Court	Richmond, VA	—	486,118	4,083,582	369,957	486,598	4,453,059	4,939,657	1,342,013	1989	40 yrs.
530 Eastpark Court	Richmond, VA	—	266,883	—	3,094,780	334,772	3,026,891	3,361,663	1,151,352	1999	40 yrs.
5600-5626 Eastport Boulevard	Richmond, VA	—	489,941	3,592,900	306,207	489,941	3,899,107	4,389,048	1,336,992	1989	40 yrs.
5601-5659 Eastport Boulevard	Richmond, VA	*	705,660	—	4,786,645	720,100	4,772,205	5,492,305	1,793,389	1996	40 yrs.
5650-5674 Eastport Boulevard	Richmond, VA	—	644,384	4,025,480	244,746	644,384	4,270,226	4,914,610	1,505,687	1990	40 yrs.
5700 Eastport Boulevard	Richmond, VA	—	408,729	2,697,348	803,670	408,729	3,501,018	3,909,747	1,154,787	1990	40 yrs.
5701-5799 Eastport Boulevard	Richmond, VA	—	694,644	—	5,853,069	700,503	5,847,211	6,547,713	1,790,641	1998	40 yrs.
5900 Eastport Boulevard	Richmond, VA	—	676,661	—	4,818,232	687,898	4,806,995	5,494,893	1,400,359	1997	40 yrs.
7400 Beaufont Springs Drive	Richmond, VA	—	808,581	7,273,850	848,713	810,743	8,120,401	8,931,144	549,911	2005	40 yrs.
2020 US Highway 301 South	Riverview, FL	—	1,233,639	13,608,485	109,898	1,233,800	13,718,223	14,952,022	542,277	2006	40 yrs.
6509 Franz Warner Parkway	Rock Creek, NC	—	360,494		2,829,679	372,494	2,817,679	3,190,173	604,978	2001	40 yrs.
6530 Judge Adams Road	Rock Creek, NC	—	305,821	—	4,482,749	335,061	4,453,509	4,788,570	1,012,903	1999	40 yrs.
6532 Judge Adams Road	Rock Creek, NC	—	354,903	—	3,684,570	399,988	3,639,485	4,039,473	1,094,320	1997	40 yrs.
8501 East Raintree Drive	Scottsdale, AZ	—	4,076,412	—	27,560,620	4,115,137	27,521,895	31,637,032	1,395,674	2005	40 yrs.
Renaissance Blvd & Hwy 20	Sturtevant, WI	—	2,484,450	—	21,092,616	2,487,293	21,089,772	23,577,065	289,752	2006	40 yrs.
6900 Harbor View Boulevard	Suffolk, VA	—	904,052	—	7,713,609	807,006	7,810,655	8,617,661	35,341	2006	40 yrs.
6950 Harbor View Blvd	Suffolk, VA	—	929,844	—	6,199,855	794,848	6,334,852	7,129,699	313,503	2004	40 yrs.
1301 International Parkway	Sunrise, FL	—	5,100,162	24,219,956	5,139,158	5,100,791	29,358,484	34,459,275	365,800	2006	40 yrs.
13630 NW 8th Street	Sunrise, FL	—	659,797	2,596,275	772,671	659,825	3,368,917	4,028,742	1,063,647	1991	40 yrs.
13650 NW 8th Street	Sunrise, FL	—	558,223	2,171,930	107,040	558,251	2,278,942	2,837,193	665,045	1991	40 yrs.
111 Kelsey Lane	Tampa, FL	—	359,540	1,461,850	660,118	359,540	2,121,968	2,481,508	827,031	1990	40 yrs.

LIBERTY PROPERTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2007

					Costs
					Capitalized					Date of
					Subsequent	Gross Amount Carried at End of Period			Accumulated	Construction	Depreciable
			Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2007	12/31/07	Acquisition	(years)
OPERATING PROPERTIES
131 Kelsey Lane	Tampa, FL	—	511,463	—	4,455,291	559,527	4,407,227	4,966,754	1,903,048	1985	40 yrs.
150-182 Kelsey Lane	Tampa, FL	—	403,541	—	5,545,972	1,181,609	4,767,905	5,949,513	189,289	2006	40 yrs.
200-34 Kelsey Lane	Tampa, FL	—	330,097	—	3,645,946	933,362	3,042,680	3,976,042	474,230	2005	40 yrs.
3102,3104,3110 Cherry Palm Drive	Tampa, FL	—	503,767	2,787,585	1,785,138	503,767	4,572,723	5,076,490	1,466,211	1986	40 yrs.
4502 Woodland Corporate Boulevard	Tampa, FL	—	—	—	4,005,900	1,071,535	2,934,365	4,005,900	601,604	1999	40 yrs.
4503 Woodland Corporate Boulevard	Tampa, FL	—	—		3,455,368	619,913	2,835,455	3,455,368	501,809	2002	40 yrs.
4505 Woodland Corporate Boulevard	Tampa, FL	—	—		3,386,036	716,594	2,669,442	3,386,036	662,669	2002	40 yrs.
4508 Woodland Corporate Boulevard	Tampa, FL	—	498,598	—	3,057,752	556,887	2,999,463	3,556,350	666,220	2000	40 yrs.
4511 Woodland Corporate Boulevard	Tampa, FL	—	—		2,840,466	686,594	2,153,872	2,840,466	451,181	2002	40 yrs.
4520 Seedling Circle	Tampa, FL	—	854,797	42,131	2,721,233	854,797	2,763,364	3,618,161	254,918	2003	40 yrs.
4630 Woodland Corporate Boulevard	Tampa, FL	—	943,169	—	12,427,823	1,560,099	11,810,893	13,370,992	2,585,819	2000	40 yrs.
501 US Highway 301 South	Tampa, FL	—	898,884	—	3,498,107	900,508	3,496,483	4,396,991	431,370	2004	40 yrs.
5250 Eagle Trail Drive	Tampa, FL	—	952,860	—	3,581,057	952,860	3,581,057	4,533,916	927,289	1998	40 yrs.
5501-5519 Pioneer Park Boulevard	Tampa, FL	—	162,000	1,613,000	876,957	262,416	2,389,541	2,651,957	673,340	1981	40 yrs.
5690-5694 Crenshaw Street	Tampa, FL	—	181,923	1,812,496	217,470	181,923	2,029,967	2,211,890	647,007	1979	40 yrs.
701-725 South US Hwy 301	Tampa, FL	—	419,683	—	3,840,421	661,680	3,598,424	4,260,104	1,247,910	2000	40 yrs.
7621 Bald Cypress Place (Bldg N)	Tampa, FL	—	—	—	1,482,613	447,498	1,035,115	1,482,613	152,747	2001	40 yrs.
7622 Bald Cypress Place	Tampa, FL	—	—	—	1,305,584	300,000	1,005,584	1,305,584	198,160	2000	40 yrs.
7724 Woodland Center Boulevard	Tampa, FL	—	235,893	—	2,344,137	235,894	2,344,136	2,580,030	728,442	1998	40 yrs.
7725 Woodland Center Boulevard	Tampa, FL	—	553,335	—	3,240,449	771,501	3,022,283	3,793,784	723,116	1999	40 yrs.
7802-50 Woodland Center Boulevard	Tampa, FL	—	357,364	—	2,820,324	506,949	2,670,740	3,177,688	1,099,457	1999	40 yrs.
7851-7861 Woodland Center Blvd	Tampa, FL	—	548,905	2,241,627	115,828	548,905	2,357,455	2,906,360	113,405	2006	40 yrs.
7852-98 Woodland Center Boulevard	Tampa, FL	—	357,364	—	2,729,496	506,949	2,579,911	3,086,860	1,061,995	1999	40 yrs.
7920 Woodland Center Boulevard	Tampa, FL	*	1,082,648	2,445,444	23,564	1,082,648	2,469,008	3,551,656	663,487	1997	40 yrs.
7930, 8010-20 Woodland Center Boulevard	Tampa, FL	*	1,408,478	5,247,246	1,141,517	1,408,478	6,388,763	7,797,241	1,912,759	1990	40 yrs.
8001 Woodland Center Boulevard	Tampa, FL	—	350,406	—	2,453,154	438,061	2,365,500	2,803,561	622,092	1999	40 yrs.
8112-42 Woodland Center Boulevard	Tampa, FL	*	513,263	3,230,239	658,168	513,263	3,888,408	4,401,670	1,018,296	1995	40 yrs.
8154-8198 Woodland Center Boulevard	Tampa, FL	*	399,088	2,868,834	452,248	399,088	3,321,082	3,720,170	1,087,323	1988	40 yrs.
8212 Woodland Center Boulevard	Tampa, FL	*	820,882	2,322,720	14,210	820,882	2,336,931	3,157,813	622,179	1996	40 yrs.
8401-8408 Benjamin Road	Tampa, FL	—	789,651	4,454,648	2,174,068	769,789	6,648,578	7,418,367	2,471,009	1986	40 yrs.
8705 Henderson Road	Tampa, FL	—	4,303,870	23,688,409	519,669	4,304,102	24,207,846	28,511,948	1,836,933	2006	40 yrs.
8715 Henderson Road	Tampa, FL	—	3,343,910	18,325,599	113,023	3,344,090	18,438,441	21,782,532	789,087	2006	40 yrs.
8725 Henderson Road	Tampa, FL	—	3,167,787	19,126,318	9,095	3,167,958	19,135,243	22,303,200	953,382	2006	40 yrs.
8735 Henderson Road	Tampa, FL	—	3,166,130	18,735,573	744,334	3,166,300	19,479,737	22,646,038	951,131	2006	40 yrs.
8745 Henderson Road	Tampa, FL	—	2,050,439	11,173,008	287,153	2,050,548	11,460,051	13,510,600	565,095	2006	40 yrs.
8900-34 Brittany Was	Tampa, FL	—	537,194	—	4,267,109	978,019	3,826,284	4,804,303	287,568	2005	40 yrs.
8921 Brittany Way	Tampa, FL	—	224,369	1,063,882	972,276	254,493	2,006,034	2,260,527	505,264	1998	40 yrs.
9001-9015 Brittany Way	Tampa, FL	—	209,841	—	1,884,803	364,514	1,730,131	2,094,645	378,921	2000	40 yrs.
9002-9036 Brittany Way	Tampa, FL	—	492,320	—	3,964,055	899,284	3,557,092	4,456,375	506,973	2004	40 yrs.
901-933 US Highway 301 South	Tampa, FL	—	500,391		4,040,059	840,314	3,700,136	4,540,450	1,110,267	2001	40 yrs.
910-926 Chad Lane	Tampa, FL	—	201,771	—	3,381,832	628,237	2,955,366	3,583,603	107,554	2006	40 yrs.
8313 West Pierce Street	Tolleson, AZ	—	2,295,090	9,079,811	2,412,761	2,295,090	11,492,572	13,787,662	17	2007	40 yrs.
3701 Corporate Parkway	Upper Saucon, PA	—	1,078,674	—	9,555,371	901,968	9,732,077	10,634,045	224,082	2005	40 yrs.
1457 Miller Store Road	Virginia Beach, VA	—	473,689	2,663,045	817,767	474,746	3,479,756	3,954,501	434,659	2003	40 yrs.
200 Golden Oak Court	Virginia Beach, VA	—	1,116,693	6,770,480	1,252,748	1,116,693	8,023,228	9,139,920	2,264,749	1988	40 yrs.
208 Golden Oak Court	Virginia Beach, VA	—	965,177	6,728,717	1,329,024	965,177	8,057,741	9,022,918	2,342,699	1989	40 yrs.
2809 South Lynnhaven Road	Virginia Beach, VA	—	953,590	6,142,742	1,232,548	953,590	7,375,290	8,328,880	2,040,121	1987	40 yrs.
484 Viking Drive	Virginia Beach, VA	—	891,753	3,607,890	524,371	891,753	4,132,261	5,024,014	1,167,877	1987	40 yrs.
5700 Cleveland Street	Virginia Beach, VA	—	700,112	9,592,721	2,138,368	700,564	11,730,636	12,431,201	3,416,125	1989	40 yrs.
629 Phoenix Drive	Virginia Beach, VA	—	371,694	2,108,097	238,683	371,694	2,346,780	2,718,474	652,271	1996	40 yrs.
11020 West Plank Court	Wauwatosa, WI	—	464,246	2,681,255	49,877	464,246	2,731,132	3,195,378	612,819	1985	40 yrs.
1200 Liberty Ridge Drive	Wayne, PA	—	6,215,667		8,735,869	5,223,660	9,727,876	14,951,536	2,783,096	2001	40 yrs.
1500 Liberty Ridge	Wayne, PA	—	8,287,555		31,381,983	11,636,499	28,033,040	39,669,539	5,241,616	2002	40 yrs.
825 Duportail Road	Wayne, PA	—	5,536,619	16,179,213	2,937,214	5,539,281	19,113,765	24,653,046	3,324,266	1979	40 yrs.
11300-90 West Theodore Trecker Way	West Allis, WI	*	500,565	1,591,678	614,413	505,972	2,200,683	2,706,656	153,261	2005	40 yrs.
11420 West Theodore Trecker Way	West Allis, WI	—	348,146	2,057,483	27,202	350,008	2,082,824	2,432,831	133,024	2005	40 yrs.
11548 West Theodore Trecker Way	West Allis, WI	*	660,068	4,640,578	53,871	663,766	4,690,752	5,354,517	299,140	2005	40 yrs.
400-500 Brandywine Parkway	West Chester, PA	—	845,846	6,809,025	438,609	845,846	7,247,634	8,093,480	1,921,119	1988	40 yrs.
600 Brandywine Parkway	West Chester, PA	—	664,899	5,352,410	842,826	664,899	6,195,236	6,860,135	1,759,649	1988	40 yrs.
905 Airport Road	West Chester, PA	—	1,715,000	5,185,000	1,103,105	1,735,012	6,268,093	8,003,105	2,463,813	1988	40 yrs.
1 Kings Hill Aveune	West Malling, UK	—	—	—	16,892,742	4,288,389	12,604,353	16,892,742	241,857	2006	40 yrs.
42 Kings Hill Avenue	West Malling, UK	—	—	—	22,904,886	5,397,739	17,507,147	22,904,886	280,180	2005	40 yrs.
Liberty Square Retail Blocks	West Malling, UK	—	559,590	5,113,902	6,060,994	1,429,824	10,304,661	11,734,485	667,305	2006	40 yrs.
3612 La Grange Parkway	Williamsburg, VA	—	—	—	5,722,994	887,234	4,835,761	5,722,994	406,964	2003	40 yrs.
7805 Hudson Road	Woodbury, MN	—	1,279,834		10,338,324	1,385,739	10,232,420	11,618,158	2,382,922	2002	40 yrs.

777 Township Line Road	Yardley, PA	—	3,436,013	—	16,449,511	3,166,323	16,719,201	19,885,524	196,127	2005	40 yrs.

Subtotal Operating Real Estate		$82,614,282	$711,398,128	$1,822,689,613	$2,697,144,793	$796,501,253	$4,434,731,280	$5,231,232,534	$863,609,256

LIBERTY PROPERTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2007

					Costs
					Capitalized					Date of
					Subsequent	Gross Amount Carried at End of Period			Accumulated	Construction	Depreciable
			Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2007	12/31/07	Acquisition	(years)
DEVELOPMENT PROPERTIES
3450 High Point Boulevard	Bethlehem, PA	—	303,197	—	3,213,090	—	3,516,287	3,516,287	—	2006	N/A
750 Park of Commerce Boulevard	Boca Raton, FL	—	2,430,000	—	11,469,957	—	13,899,957	13,899,957	—	2007	N/A
8500 Industrial Bouldvard	Breinigsville, PA	—	8,752,708	—	22,879,391	—	31,632,099	31,632,099	—	2007	N/A
95 Kriner Road	Chambersburg, PA	—	8,695,501	—	25,570,178	—	34,265,679	34,265,679	—	2006	N/A
676 Independence Parkway	Chesapeake, VA	—	1,527,303	—	3,887,406	—	5,414,710	5,414,710	—	2006	N/A
116 Pleasant Ridge Road	Greenville, SC	—	1,547,811	—	11,586,942	—	13,134,753	13,134,753	—	2006	N/A
7 Independence Pointe	Greenville, SC	—	932,484	—	9,781,292	—	10,713,776	10,713,776	—	2006	N/A
1487 South Highway 101	Greer, SC	—	464,237	—	4,540,189	—	5,004,426	5,004,426	—	2007	N/A
7361 Coca Cola Drive	Hanover, MD	—	2,245,187	—	3,858,483	—	6,103,670	6,103,670	—	2004	N/A
4475 Premier Drive	High Point, NC	—	748,693	—	4,809,800	—	5,558,493	5,558,493	—	2006	N/A
16680 Central Green Boulevard	Houston, TX	—	311,952	—	2,380,086	—	2,692,038	2,692,038	—	2001	N/A
8301 Fallbrook Drive	Houston, TX	—	4,515,862	—	3,171,777	—	7,687,639	7,687,639	—	2006	N/A
4875 Belfort Road	Jacksonville, FL	—	2,089,347	—	6,163,558	—	8,252,905	8,252,905	—	1998	N/A
3100 SW 145th Avenue	Miramar, FL	—	6,204,407	—	1,797,395	—	8,001,803	8,001,803	—	2007	N/A
330 Fellowship Road	Mount Laurel, NJ	—	3,730,570	—	11,680,261	—	15,410,831	15,410,831	—	2006	N/A
27th Street	Oak Creek, Wi	—	348,280	—	1,639,415	—	1,987,695	1,987,695	—	2007	N/A
Corporate Preserve Drive	Oak Creek, Wi	—	516,016	—	2,092,046	—	2,608,062	2,608,062	—	2007	N/A
1000 Gills Drive	Orlando, FL	—	333,873	—	2,308,480	—	2,642,353	2,642,353	—	2006	N/A
851 Gills Drive	Orlando, FL	—	267,313	—	2,357,588	—	2,624,901	2,624,901	—	2006	N/A
950 Gills Drive	Orlando, FL	—	356,418	—	2,435,279	—	2,791,697	2,791,697	—	2006	N/A
17th & JFK Tower	Philadelphia, PA	—	22,430,038		82,221,258	—	104,651,296	104,651,296	—	2005	N/A
4550 South 44th Street	Phoenix, AZ	—	5,380,972	—	820,860	—	6,201,833	6,201,833	—	2007	N/A
4610 South 44th Street	Phoenix, AZ	—	6,539,310	—	1,005,199	—	7,544,509	7,544,509	—	2007	N/A
3901 Westerre Parkway	Richmond, VA	—	634,231	—	4,722,718	—	5,356,949	5,356,949	—	2003	N/A
540 Eastpark Court	Richmond, VA	—	742,300	—	1,015,459	—	1,757,759	1,757,759	—	2007	N/A
6000 Eastport Blvd	Richmond, VA	—	872,901	—	6,356,184	—	7,229,085	7,229,085	—	1997	N/A
4631 Woodland Corporate Blvd	Tampa, FL	—	1,453,367	—	7,083,923	—	8,537,290	8,537,290	—	2006	N/A
9306-24 East Broadway Avenue	Tampa, FL	—	450,440	—	2,465,119	—	2,915,559	2,915,559	—	2007	N/A

Subtotal Development in Progress		$—	$84,824,719	$—	$243,313,335	$—	$328,138,055	$328,138,055	$—

LIBERTY PROPERTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2007

						Costs
						Capitalized					Date of
						Subsequent	Gross Amount Carried at End of Period			Accumulated	Construction	Depreciable
			Initial Cost			to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land		Building	Acquisition	Improvements	Improvements	12/31/2007	12/31/07	Acquisition	(years)
LAND HELD FOR DEVELOPMENT
Perryman Road Land	Aberdeen, MD	—	12,052,635		—	222,249	12,274,884	—	12,274,884	—	2005	N/A
2 Womack Drive Land	Annapolis, MD	—	5,796,667		—	6,444	5,803,111	—	5,803,111	—	2007	N/A
LVCC Phase 2 Land	Bethlehem, PA	—	—		—	3,616,272	3,616,272	—	3,616,272	—	1998	N/A
Lehigh Valley Corporate Center Land	Bethlehem, PA	—	—		—	265,842	265,842	—	265,842	—	1987	N/A
Boca Colannade Yamato Road	Boca Raton, FL	—	2,039,735		—	566,124	2,605,859	—	2,605,859	—	1998	N/A
Flying Cloud Drive Land	Eden Pairie, MN	—	2,336,933		—	2,475,658	4,812,591	—	4,812,591	—	2007	N/A
Camelback 303 Business Center Land	Goodyear, AZ	—	16,857,556		—	1,998,015	18,855,571	—	18,855,571	—	2007	N/A
Pleasant Ridge Road Land	Greensboro, NC	—	564,535		—	2,862,532	3,427,067	—	3,427,067	—	2006	N/A
Southchase Business Park Land	Greenville, SC	—	1,308,325		—	757,227	2,065,552	—	2,065,552	—	1998	N/A
Caliber Ridge Ind. Park Land	Greer, SC	—	2,297,492		—	3,554,811	5,852,303	—	5,852,303	—	2007	N/A
Hunters Green Land	Hagerstown, MD	—	8,845,793		—	10,284,365	19,130,158	—	19,130,158	—	2006	N/A
Lakefront Plaza II Land	Hampton, VA	229,950	138,101		—	88,708	226,810	—	226,810	—	2001	N/A
Mendenhall Land	High Point, NC	—	1,757,675		—	4,525,346	6,283,021	—	6,283,021	—	1995	N/A
Piedmond Centre Land	High Point, NC	—	913,276		—	630,877	1,544,153	—	1,544,153	—	2006	N/A
Commonwealth Corporate Center Land	Horsham, PA	—	3,043,938		—	23,755	3,067,693	—	3,067,693	—	2005	N/A
10970 Windfern Road Land	Houston, TX	—	1,626,185		—	22,132	1,648,317	—	1,648,317	—	2007	N/A
Beltway 8 @Bammel Bus Park Land	Houston, TX	—	1,072,634		—	8,882	1,081,517	—	1,081,517	—	2007	N/A
Central Green Land — Tract 5	Houston, TX	—	4,169,183		—	188,818	4,358,001	—	4,358,001	—	2007	N/A
Greens Crossing Land	Houston, TX	—	2,476,892		—	11,987	2,488,880	—	2,488,880	—	2007	N/A
Rankin Road Land	Houston, TX	—	5,756,865		—	6,144	5,763,008	—	5,763,008	—	2007	N/A
Windfern Drive Land	Houston, TX	—	1,223,132		—	21,533	1,244,665	—	1,244,665	—	2006	N/A
Noxell Land	Hunt Valley, MD	—	2,040,690		—	0	2,040,690	—	2,040,690	—	2001	N/A
7024 AC Skinner Parkway	Jacksonville, FL	—	751,448		—	73,504	824,952	—	824,952	—	1995	N/A
Belfort Road	Jacksonville, FL	—	492,908		—	85,585	578,493	—	578,493	—	1998	N/A
Liberty Business Park Land	Jacksonville, FL	—	456,269		—	81,847	538,116	—	538,116	—	1995	N/A
Salisbury Road Land	Jacksonville, FL	—	1,402,337		—	191,977	1,594,314	—	1,594,314	—	2000	N/A
Skinner Land Parcel B	Jacksonville, FL	—	2,295,790		—	1,230,144	3,525,934	—	3,525,934	—	2005	N/A
Kent County, UK	Kent County, UK	—	—		—	33,743,050	33,743,050	—	33,743,050	—	2006	N/A
Boulders Business Center Land	Lehigh, PA	—	6,398,815		—	5,189,466	11,588,281	—	11,588,281	—	2004	N/A
Commodore Business Park	Logan, NJ	—	792,118		—	873,151	1,665,269	—	1,665,269	—	1995	N/A
Quarry Ridge Land	Malvern, PA	—	4,774,994		—	6,092,321	10,867,315	—	10,867,315	—	2001	N/A
Park Place South Land	Milwaukee, WI	—	1,290,032		—	2,483,774	3,773,806	—	3,773,806	—	1999	N/A
Monarch Towne Center Land	Mirarar, FL	—	6,085,337		—	124,502	6,209,839	—	6,209,839	—	2006	N/A
South 27th Street Land	Oak Creek, WI	—	2,169,232		—	1,476,056	3,645,288	—	3,645,288	—	2006	N/A
Beachline Industrial Park Land	Orlando, FL	—	1,306,285		—	134,382	1,440,667	—	1,440,667	—	2006	N/A
Maitland Summit Park Land	Orlando, FL	—	4,415,496		—	20,425	4,435,921	—	4,435,921	—	2005	N/A
JFK & Arch Parking Lots/Land (West)	Philadelphia, PA	—	4,792,286		—	5,538,129	10,330,415	—	10,330,415	—	2000	N/A
Cotton Center Land	Phoenix, AZ	—	4,449,689		—	40	4,449,729	—	4,449,729	—	2007	N/A
Eastport IX	Richmond, VA	—	211,627		—	3,325	214,952	—	214,952	—	1997	N/A
Eastport VIII	Richmond, VA	—	382,698		—	3,325	386,023	—	386,023	—	1997	N/A
IRS Distribution Ctr Land	Richmond, VA	—	12,981	#	—	—	12,981	—	12,981	—	1995	N/A
Woodlands Center Land	Sandston, VA	—	148,314		—	13,879	162,193	—	162,193	—	1996	N/A
Northsight Land (LPLP)	Scottsdale, AZ	—	6,176,464		—	2,204,597	8,381,061	—	8,381,061	—	2005	N/A
Old Scotland Road Land	Shippensburg, PA	—	8,322,686		—	1,897,285	10,219,971	—	10,219,971	—	2007	N/A
Bridgeway II Land	Suffolk, VA	—	603,391		—	1,981,044	2,584,435	—	2,584,435	—	2005	N/A
Suffolk Land	Suffolk, VA	—	2,715,714		—	571,339	3,287,053	—	3,287,053	—	2006	N/A
6119 W. Linebaugh Avenue	Tampa, FL	—	180,136		—	18,070	198,205	—	198,205	—	2000	N/A
Renaissance Park Land	Tampa, FL	—	1,995,375		—	420,882	2,416,257	—	2,416,257	—	2007	N/A
Tampa Triangle Land	Tampa, FL	—	10,358,826		—	1,234,140	11,592,966	—	11,592,966	—	2006	N/A

Subtotal Land Held for Development		$229,950	$81,716,995		$—	$67,543,831	$247,123,454	$—	$247,123,454	$—

Total All Properties		$82,844,232	$877,939,842		$1,822,689,613	$3,008,001,959	$1,043,624,707	$4,762,869,335	$5,806,494,042	$863,609,256

*	Denotes property is collateralized under mortgages with American General, USG Annuity and Life, Metropolitan Life and LaSalle Bank totaling $159.8 million.

SCHEDULE III
LIBERTY PROPERTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
(In thousands)
A summary of activity for real estate and accumulated depreciation is as follows:

	Year Ended December 31,
	2007	2006	2005
REAL ESTATE:
Balance at beginning of year	$5,136,024	$4,680,178	$4,332,444
Additions	945,663	823,880	653,167
Disposition of property	(275,193)	(368,034)	(305,433)

Balance at end of year	$5,806,494	$5,136,024	$4,680,178

ACCUMULATED DEPRECIATION:
Balance at beginning of year	$786,778	$715,983	$664,652
Depreciation expense	127,762	121,778	120,496
Disposition of property	(50,931)	(50,983)	(69,165)

Balance at end of year	$863,609	$786,778	$715,983

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, were functioning effectively to provide reasonable assurance that information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar function, as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Reports on Internal Control Over Financial Reporting
Management’s Annual Reports on Internal Control Over Financial Reporting, which appear on pages 38 and 80, are incorporated by reference herein.
Attestation Reports of the Registered Public Accounting Firm
The Attestation Reports of the Registered Public Accounting Firm, which appear on pages 39, 40, 81, and 82, are incorporated by reference herein.
Changes in Internal Controls
There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected or are reasonable likely to materially affect the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. TRUSTEES, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 shall be included in the Proxy Statement to be filed relating to the Company’s 2008 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 shall be included in the Proxy Statement to be filed relating to the Company’s 2008 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information required by Item 12 shall be included in the Proxy Statement to be filed relating to the Company’s 2008 Annual Meeting of Shareholders and is incorporated herein by reference.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by Item 12 shall be included in the Proxy Statement to be filed relating to the Company’s 2008 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND TRUSTEE INDEPENDENCE
The information required by Item 13 shall be included in the Proxy Statement to be filed relating to the Company’s 2008 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 shall be included in the Proxy Statement to be filed relating to the Company’s 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following consolidated financial statements of Liberty Property Trust and Liberty Property Limited Partnership are included in Item 8.
1. REPORTS OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM AND CONSOLIDATED FINANCIAL STATEMENTS
Management’s Annual Report on Internal Control Over Financial Reporting — Liberty Property Trust
Reports of Independent Registered Public Accounting Firm — Liberty Property Trust
Financial Statements — Liberty Property Trust
Balance Sheets:
Liberty Property Trust Consolidated as of December 31, 2007 and 2006
Statements of Operations:
Liberty Property Trust Consolidated for the years ended December 31, 2007, 2006, and 2005
Statements of Shareholders’ Equity:
Liberty Property Trust Consolidated for the years ended December 31, 2007, 2006, and 2005
Statements of Cash Flows:
Liberty Property Trust Consolidated for the years ended December 31, 2007, 2006, and 2005
Notes to Consolidated Financial Statements — Liberty Property Trust
Management’s Annual Report on Internal Control Over Financial Reporting — Liberty Property Limited Partnership
Reports of Independent Registered Public Accounting Firm — Liberty Property Limited Partnership
Financial Statements — Liberty Property Limited Partnership
Balance Sheets:
Liberty Property Limited Partnership Consolidated as of December 31, 2007 and 2006
Statements of Operations:
Liberty Property Limited Partnership Consolidated for the years ended December 31, 2007, 2006, and 2005
Statements of Owners’ Equity:
Liberty Property Limited Partnership Consolidated for the years ended December 31, 2007, 2006, and 2005
Statements of Cash Flows:
Liberty Property Limited Partnership Consolidated for the years ended December 31, 2007, 2006, and 2005
Notes to Consolidated Financial Statements — Liberty Property Limited Partnership
2. FINANCIAL STATEMENT SCHEDULES:
Schedule III — Real Estate and Accumulated Depreciation as of December 31, 2007 for Liberty Property Trust
All other schedules are omitted because they are either not required or the required information is shown in the financial statements or notes thereto.
Schedule III — Real Estate and Accumulated Depreciation as of December 31, 2007 for Liberty Property Limited Partnership
All other schedules are omitted because they are either not required or the required information is shown in the financial statements or notes thereto.

3. EXHIBITS
The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed.

Exhibit No.	Description
2.1	Agreement and Plan Merger, dated as of July 23, 2007, by and among Liberty Property Trust, Liberty Property Limited Partnership, Liberty Acquisition LLC, Republic Property Trust and Republic Property Limited Partnership. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of the Registrants, filed with the Securities and Exchange Commission on July 24, 2007).

3.1.1	Amended and Restated Declaration of Trust of the Trust (Incorporated by reference to Exhibit 3.1.1 filed with the Registrants’ Current Report on Form 8-K filed with the Commission on June 25, 1997 (the “June 1997 Form 8-K”)).

3.1.3	Articles Supplementary to the Amended and Restated Declaration of Trust of the Trust Relating to Designation, Preferences, and Rights of Series A Junior Participating Preferred Shares of the Trust. (Incorporated by reference to Exhibit 3.1.3 filed with the Registrants’ Annual Report on Form 10-K for the fiscal year ended December 3l, 1997).

3.1.4	Articles Supplementary to the Amended and Restated Declaration of Trust of the Trust relating to the 9.25% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest (Incorporated by reference to Exhibit 3.1.2 filed with the Registrants’ Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999 (the “Second Quarter 1999 Form 10-Q”)).

3.1.6	Articles Supplementary to the Amended and Restated Declaration of Trust of the Trust relating to the 7.625% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest. (Incorporated by reference to Exhibit 3.1.1 filed with the Registrants’ Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002 (the “Second Quarter 2002 Form 10-Q”)).

3.1.7	Articles of Amendment to Amended and Restated Declaration of Trust of the Trust, filed with the State Department of Assessments and Taxation of Maryland on June 21, 2004. (Incorporated by reference to Exhibit 3.1 with Registrants’ Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004 (the “Second Quarter 2004 Form 10-Q”)).

3.1.8	Restatement of Amended Restated Declaration of Trust of the Trust, filed with the State Department of Assessments and Taxation of Maryland on June 21, 2004. (Incorporated by reference to Exhibit 3.2 to the Second Quarter 2004 Form 10-Q).

3.1.9	Articles Supplementary, as filed with the State Department of Assessments and Taxation of Maryland on September 1, 2004 (Incorporated by reference to Exhibit 3(i) to the Current Report on Form 8-K of the Registrants, filed with the Commission on September 2, 2004 (the “September 2, 2004 Form 8-K”))

3.1.10	Articles Supplementary to the Amended and Restated Declaration of Trust of the Trust relating to the 7.00% Series E Cumulative Redeemable Preferred Shares of Beneficial Interest. (Incorporated by reference to Exhibit 3(i) to the Current Report on Form 8-K of the Registrants, filed with the Securities and Exchange Commission on June 17, 2005 (the “June 17, 2005 Form 8-K”)).

3.1.11	Articles Supplementary to the Amended and Restated Declaration of Trust of the Trust relating to the 6.65% Series F Cumulative Redeemable Preferred Shares of Beneficial Interest. (Incorporated by reference to Exhibit 3(i) to the Current Report on Form 8-K of the Registrants, filed with the Securities and Exchange Commission on June 30, 2005 (the “June 30, 2005 Form 8-K”)).

Exhibit No.	Description
3.1.12	Articles Supplementary to the Amended and Restated Declaration of Trust of the Trust relating to the 6.65% Series F Cumulative Redeemable Preferred Shares of Beneficial Interest. (Incorporated by reference to Exhibit 3(i) to the Current Report on Form 8-K of the Registrants, filed with the Securities and Exchange Commission on August 24, 2005.)

3.1.13	Articles Supplementary to the amended and Restated Declaration of Trust of the Trust relating to the 6.70% Series G Cumulative Redeemable Shares of Beneficial Interest. (Incorporated by reference to Exhibit 3(i) to the Current Report on Form 8-K of the Registrants, filed with the Securities and Exchange Commission on December 18, 2006 (the “December 18, 2006 Form 8-K”)).

3.1.14	Articles Supplementary to the Amended and Restated Declaration of Trust of the Trust relating to the 7.40% Series H Cumulative Redeemable Preferred Partnership Interests. (Incorporated by reference to Exhibit 3(i) to the Current Report on Form 8-K of the Registrants, filed with the Securities and Exchange Commission on August 23, 2007 (the “August 23, 2007 Form 8-K”)).

3.1.15	Second Restated and Amended Agreement of Limited Partnership of the Operating Partnership, dated as of October 22, 1997 (Incorporated by reference to Exhibit 3.1.1 filed with the Registrants Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997 (the “Third Quarter 1997 Form 10-Q”)).

3.1.16	First Amendment to Second Restated and Amended Agreement of Limited Partnership of the Operating Partnership. (Incorporated by reference to Exhibit 3.1.1 to the Second Quarter 1999 Form 10-Q).

3.1.17	Second Amendment to Second Restated and Amended Agreement of Limited Partnership of the Operating Partnership. (Incorporated by reference to Exhibit 3.1.2 to the First Quarter 2000 Form 10-Q).

3.1.18	Third Amendment to Second Restated and Amended Agreement of Limited Partnership of the Operating Partnership (Incorporated by reference to Exhibit 3.1.2 to the Second Quarter Form 2002 10-Q).

3.1.19	Fourth Amendment to the Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership (Incorporated by reference to Exhibit 10 to the September 2, 2004 Form 8-K).

3.1.20	Fifth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Liberty Property Limited Partnership. (Incorporated by reference to Exhibit 10 to the June 17, 2005 8-K).

3.1.21	Sixth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Liberty Property Limited Partnership. (Incorporated by reference to Exhibit 10 to the June 30, 2005 8-K).

3.1.22	Amendment No. 1 to the Sixth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Liberty Property Limited Partnership. (Incorporated by reference to Exhibit 10 to the Current Report on Form 8-K of the Registrants, filed with the Securities and Exchange Commission on August 24, 2005.)

3.1.23	Amendment No. 2 to the Sixth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Liberty Property Limited Partnership. (Incorporated by reference to Exhibit 10 to the Current Report on Form 8-K of the Registrants, filed with the Securities and Exchange Commission on December 23, 2005.)

3.1.24	Seventh Amendment to the Second Amended and Restated Agreement of Limited Partnership of Liberty Property Limited Partnership. (Incorporated by reference to Exhibit 10 to the December 18, 2006 Form 8-K).

Exhibit No.	Description
3.1.25	Eighth Amendment to the Second Amendment and Restated Agreement of Limited Partnership of Liberty Property Limited Partnership. (Incorporated by reference to Exhibit 10 to the August 23, 2007 Form 8-K).

3.1.26*	Amended and Restated Schedule A to the Second Restated and Amended Agreement of Limited Partnership of the Operating Partnership.

3.1.27	Liberty Property Trust First Amended and Restated By-Laws of the Trust, as Amended on December 6, 2007 (Incorporated by reference to Exhibit 3.1 filed with the Commission on December 12, 2007) to the Registrants’ Current Report on Form 8-K.

4.1	Rights Agreement, dated as of December 17, 1997, by and between the Trust and the Rights Agent (Incorporated by reference to Exhibit 1 filed with the Trust’s Registration Statement on Form 8-A filed with the Commission on December 23, 1997).

4.1.1	Amendment, dated April 27, 2006, to the First Amended and Restated Rights Agreement, dated as of September 14, 2004 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrant filed with the Commission on May 1, 2006).

4.2	Indenture (the “First Indenture”), dated as of August 14, 1997, between the Operating Partnership, as Obligor, and The First National Bank of Chicago (“First Chicago”), as Trustee (Incorporated by reference to Exhibit 10.1 filed with the Third Quarter 1997 Form 10-Q).

4.3	First Supplemental Indenture, dated as of August 14, 1997, between the Operating Partnership, as Issuer, and First Chicago, as Trustee, supplementing the First Indenture and relating to $100,000,000 principal amount of the 7.10% Senior Notes due 2004 and $100,000,000 principal amount of the 7.25% Senior Notes due 2007 of the Operating Partnership (Incorporated by reference to Exhibit 10.2 filed with the Third Quarter 1997 Form 10-Q).

4.4	Senior Indenture (the “Second Indenture”), dated as of October 24, 1997, between the Operating Partnership, as Obligor, and First Chicago, as Trustee (Incorporated by reference to Exhibit 10.3 filed with the Third Quarter 1997 Form 10-Q).

4.5	First Supplemental Indenture, dated as of October 24, 1997, between the Operating Partnership, as Issuer, and First Chicago, as Trustee, supplementing the Second Indenture and relating to the Fixed Rate and Floating Rate Medium-Term Notes due Nine Months or More from Date of Issue of the Operating Partnership (Incorporated by reference to Exhibit 10.4 filed with the Third Quarter 1997 Form 10-Q).

4.6	Second Supplemental Indenture, dated as of January 12, 1998, between the Operating Partnership, as Issuer, and First Chicago, as Trustee, supplementing the Second Indenture, and relating to the Fixed Rate and Floating Rate Medium-Term Notes due Nine Months or more from Date of Issue of the Operating Partnership (Incorporated by reference to Exhibit 4.1 filed with the Registrants’ Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998 (the “First Quarter 1998 Form 10-Q”)).

4.7	Third Supplemental Indenture, dated as of April 20, 1999, between the Operating Partnership, as Issuer, and the First National Bank of Chicago, as Trustee, supplementing the Second Indenture and relating to the $250,000,000 principal amount of 7.75% Senior Notes, due 2009 of the Operating Partnership (Incorporated by reference to Exhibit 4 filed with the Registrants’ Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1999 (the “First Quarter 1999 Form 10-Q”)).

4.8	Fourth Supplemental Indenture, dated as of July 26, 2000, between the Operating Partnership, as Issuer, and Bank One Trust Company, N.A., as Trustee, supplementing the Senior Indenture, dated as of October 24, 1997, between the Operating Partnership, as Obligor, and Bank One Trust Company, N.A. (as successor to the First National Bank of Chicago), as Trustee, and relating to $200,000,000 principal amount of 8.5% Senior Notes due 2010 of the Operating Partnership. (Incorporated by reference to Exhibit 4 to the Second Quarter 2000 Form 10-Q).

Exhibit No.	Description
4.9	Fifth Supplemental Indenture, dated as of March 14, 2001, between the Operating Partnership, as Issuer, and Bank One Trust Company, N.A., as Trustee, supplementing the Senior Indenture, dated as of October 24, 1997, between the Operating Partnership, as Obligor, and Bank One Trust Company, N.A. (as successor to the First National Bank of Chicago), as Trustee, and relating to $250,000,000 principal amount of 7.25% Senior Notes due 2011 of the Operating Partnership. (Incorporated by reference to Exhibit 4.10 filed with the Registrants’ Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

4.10	Sixth Supplemental Indenture, dated as of August 22, 2002, between Liberty Property Limited Partnership, as Issuer, and Bank One Trust Company, N.A., as Trustee, supplementing the Senior Indenture, dated as of October 24, 1997, between Liberty Property Limited Partnership, as Obligor, and Bank One Trust Company, N.A. (as successor to the First National Bank of Chicago), as Trustee, and relating to $150,000,000 principal amount of 6.375% Senior Notes due 2012 of Liberty Property Limited Partnership. (Incorporated by reference to Exhibit 3.1.1 filed with the Registrants’ Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002 (the “Third Quarter 2002 Form 10-Q”)).

4.11	Seventh Supplemental Indenture, dated as of August 10, 2004, between Liberty Property Limited Partnership, as Issuer, and Bank One Trust Company, N.A., as Trustee, supplementing the Senior Indenture, dated as of October 24, 1997, between Liberty Property Limited Partnership, as Obligor, and Bank One Trust Company, National Association. (as successor to the First National Bank of Chicago), as Trustee, and relating to $200,000,000 principal amount of 5.65% Senior Notes due 2012 of Liberty Property Limited Partnership. (Incorporated by reference to Exhibit 4.1.2 filed with the Registrants’ Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004 (the “Third Quarter 2004 Form 10-Q”)).

4.12	Eighth Supplemental Indenture, dated as of March 1, 2005, between Liberty Property Limited Partnership, as Issuer, and Bank One Trust Company, as Trustee, supplementing the Senior Indenture, dated as of October 24, 1997, between Liberty Property Limited Partnership, as Obligor, and Bank One Trust Company, National Association (as successor to the First National Bank of Chicago), as Trustee, and relating to $300,000,000 principal amount of 5.125% Senior Notes due 2015 of Liberty Property Limited Partnership. (Incorporated by reference to Exhibit 4.2 filed with the Registrants’ Current Report on Form 8-K/A filed with the Commission on March 1, 2005 (the “March 2005 Form 8-K”)).

4.13	Ninth Supplemental Indenture, dated as of December 18, 2006, between Liberty Property Limited Partnership, as Issuer, and The Bank of New York Trust Company, N.A., as Trustee, supplementing the Senior Indenture, dated as of October 24, 1997, between Liberty Property Limited Partnership, as Obligor, and The Bank of New York Trust Company, N.A., (as successor to J.P. Morgan Trust Company, National Association and the First National Bank of Chicago), as Trustee, and relating to $300,000,000 principal amount of 5.50% Senior Notes due 2016 of Liberty Property Limited Partnership. (Incorporated by reference to Exhibit 4.13 to the Registrants’ Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

4.14	Tenth Supplemental Indenture, dated as of September 25, 2007, between Liberty Property Limited Partnership, as Issuer, and The Bank of New York Trust Company, N.A., as Trustee, supplementing the Senior Indenture, dated as of October 24, 1997, between Liberty Property Limited Partnership, as Obligor, and The Bank of New York Trust Company, N.A., (as successor to J.P. Morgan Trust Company, National Association and the First National Bank of Chicago), as Trustee, and relating to $300,000,000 principal amount of 6.625% Senior Notes due 2017 of Liberty Property Limited Partnership. (Incorporated by reference to Exhibit 4.1 to the Registrants’ Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007).

4.15	Note, Relating to the Issuance by the Operating Partnership, on January 22, 1998, of $75 Million Principal Amount of its 6.375% Medium-Term Notes due 2013, Putable/Callable 2003 (Incorporated by reference to Exhibit 4.2 filed with the First Quarter 1998 Form 10-Q).

4.16	Note, Relating to the Issuance by the Operating Partnership, on January 23, 1998, of $100 Million Principal Amount of its 7.50% Medium-Term Notes due 2018 (Incorporated by reference to Exhibit 4.3 filed with the First Quarter 1998 Form 10-Q).

Exhibit No.	Description
4.17	Note, Relating to the Issuance by the Operating Partnership, on June 5, 1998, of $100 Million Principal Amount of its 6.60% Medium-Term Notes due 2002. (Incorporated by reference to Exhibit 4 filed with the Registrants’ Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998 (the “Second Quarter 1998 Form 10-Q”)).

4.18	Note, Relating to the Issuance by the Operating Partnership on November 24, 1998, of $20 Million Principal Amount of its 8.125% Medium-Term Notes due January 15, 2009 (Incorporated by reference to Exhibit 4.11 filed with the Registrants’ Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

4.19	Liberty Property Trust Amended and Restated Share Incentive Plan as amended effective May 17, 2007. (Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders held on May 17, 2007, filed with the Securities and Exchange Commission on April 17, 2007.)

10.2	Contribution Agreement (Incorporated by reference to Exhibit 10.5 filed with the Form S-11).

10.3	Amended and Restated Limited Partnership Agreements of Pre-existing Pennsylvania Partnerships (Incorporated by reference to Exhibit 10.6 filed with the Form S-11).

10.4	Agreement of Sale for the Acquisition Properties (Incorporated by reference to Exhibit 10.7 filed with the Form S-11).

10.5	Option Agreement and Right of First Offer (Incorporated by reference to Exhibit 10.8 filed with the Form S-11).

10.6	Form of Indemnity Agreement (Incorporated by reference to Exhibit 10.9 filed with the Form S-11).

10.7	Contribution Agreement among the Trust, the Operating Partnership and the Contributing Owners described therein, related to the Lingerfelt Properties (Incorporated by reference to Exhibit 10.1 filed with the Registrants’ Current Report on Form 8-K filed with the Commission on March 3, 1995).

10.8	Amended and Restated Credit Agreement, dated as of December 22, 2005, by and among the Operating Partnership, the Trust, certain affiliated co-borrowers, with Bank of America, N.A. as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, Wachovia Bank, National Association, SunTrust Bank and Citizens Bank of Pennsylvania, as Documentation Agents, PNC Bank, National Association and Wells Fargo Bank, National Association, as Managing Agents, Banc of America Securities LLC and J.P. Morgan Securities Inc., as Joint Lead Arrangers and Joint Bookrunners, and the lenders a party thereto. (Incorporated by reference to Exhibit 10.8 filed with Registrants’ Annual Report on Form 10-K for the year ended December 31, 2006.

10.9	Liberty Property Trust — Amended Management Severance Plan. (Incorporated by reference to Exhibit 10.9 filed with Registrants’ Annual Report on Form 10-K for the year ended December 31, 2001).

10.10	Liberty Property Trust — Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.14 filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.11	Description of Compensation of Non-Employee Trustees. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrants filed with the Commission on February 23, 2005.)

10.12	Form of Restricted Share Grant under the Liberty Property Trust Amended and Restated Share Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrants filed with the Commission on February 24, 2005 (the “February 24, 2005 8-K”)).

Exhibit No.	Description
10.13	Form of Option Grant under the Liberty Property Trust Amended and Restated Share Incentive Plan. (Incorporated by reference to Exhibit 10.2 to the February 24, 2005 8-K).

10.14	Certain Elements of the Liberty Property Trust Executive Compensation Program. (Incorporated by reference to Exhibit 10.1 to the filed with the Registrants’ Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006).

10.15	Amended and Restated Limited Partnership of Liberty/Commerz 1701 JFK Boulevard Limited Partnership, dated as of April 11, 2006, by and among Liberty Property Philadelphia Corporation IV East, as general partner, and the Operating Partnership and 1701 JFK Boulevard Philadelphia, L.P. as limited partners. (Incorporated by reference to Exhibit 10.3 filed with the Registrants’ Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006 (the “Second Quarter 2006 Form 10-Q)).

10.16	NOI Support Agreement, dated as of April 11, 2006, by Liberty Property Limited Partnership in favor of Liberty/Commerz 1701 JFK Boulevard, L.P. and 1701 JFK Boulevard Philadelphia, L.P. (Incorporated by reference to Exhibit 10.4 filed with the Registrants’ Second Quarter 2006 Form 10-Q).

10.17	Completion and Payment Agreement and Guaranty, dated as of April 11, 2006, by the Operating Partnership for the benefit of 1701 JFK Boulevard Philadelphia, L.P. and Liberty/Commerz 1701 JFK Boulevard L.P. (Incorporated by reference to Exhibit 10.5 filed with the Registrants’ Second Quarter 2006 Form 10-Q).

10.18* +	Agreement of Limited Partnership of Liberty Washington, L.P. by and between Liberty Washington Venture, LLC and New York State Common Retirement Fund dated as of October 4, 2007.

10.19* +	Contribution Agreement among New York State Common Retirement Fund and Liberty Property Limited Partnership and Liberty Washington, L.P. dated October 4, 2007.

12*	Statement re: Computation of Ratios.

21*	Subsidiaries.

23.1*	Consent of Ernst & Young LLP relating to the Trust.

23.2*	Consent of Ernst & Young LLP relating to the Operating Partnership.

31.1*	Certifications of the Chief Executive Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certifications of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.3*	Certifications of the Chief Executive Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.4*	Certifications of the Chief Financial Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certifications of the Chief Executive Officer of Liberty Property Trust required under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

Exhibit No.	Description
32.2*	Certifications of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.3*	Certifications of the Chief Executive Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.4*	Certifications of the Chief Financial Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

*	Filed herewith

+	Confidential treatment has been requested with respect to portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY PROPERTY TRUST
Date: February 28, 2008	By:	/s/ WILLIAM P. HANKOWSKY
WILLIAM P. HANKOWSKY
CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ WILLIAM P. HANKOWSKY	Chairman of the Board of Trustees, President and Chief Executive Officer (Principal Executive Officer)	February 28, 2008
William P. Hankowsky

/s/ GEORGE J. ALBURGER, JR.	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2008
George J. Alburger, Jr.

/s/ M. LEANNE LACHMAN	Trustee	February 28, 2008
M. Leanne Lachman

/s/ FREDERICK F. BUCHHOLZ	Trustee	February 28, 2008
Frederick F. Buchholz

/s/ J. ANTHONY HAYDEN	Trustee
J. Anthony Hayden		February 28, 2008

/s/ DAVID L. LINGERFELT	Trustee	February 28, 2008
David L. Lingerfelt

/s/ JOHN A. MILLER, CLU	Trustee	February 28, 2008
John A. Miller, CLU

/s/STEPHEN B. SIEGEL	Trustee	February 28, 2008
Stephen B. Siegel

/s/ THOMAS C. DELOACH, JR.	Trustee
Thomas C. DeLoach, Jr.		February 28, 2008

/s/ DANIEL P. GARTON	Trustee	February 28, 2008
Daniel P. Garton

/s/ JOSE A. MEJIA	Trustee	February 28, 2008
Jose A. Mejia

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY PROPERTY LIMITED PARTNERSHIP BY: Liberty Property Trust General Partner
Date: February 28, 2008	By:	/s/ WILLIAM P. HANKOWSKY
WILLIAM P. HANKOWSKY
CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ WILLIAM P. HANKOWSKY	Chairman of the Board of Trustees, President and Chief Executive Officer (Trustee of the General Partner)	February 28, 2008
William P. Hankowsky

/s/ GEORGE J. ALBURGER, JR.	Executive Vice President and Chief Financial Officer (Trustee of the General Partner)	February 28, 2008
George J. Alburger, Jr.

/s/ M. LEANNE LACHMAN	Trustee of the General Partner	February 28, 2008
M. Leanne Lachman

/s/ FREDERICK F. BUCHHOLZ	Trustee of the General Partner	February 28, 2008
Frederick F. Buchholz

/s/ J. ANTHONY HAYDEN	Trustee of the General Partner	February 28, 2008
J. Anthony Hayden

/s/ DAVID L. LINGERFELT	Trustee of the General Partner	February 28, 2008
David L. Lingerfelt

/s/ JOHN A. MILLER, CLU	Trustee of the General Partner	February 28, 2008
John A. Miller, CLU

/s/ STEPHEN B. SIEGEL	Trustee of the General Partner	February 28, 2008
Stephen B. Siegel

/s/ THOMAS C. DELOACH, JR.	Trustee of the General Partner	February 28, 2008
Thomas C. DeLoach, Jr.

/s/ DANIEL P. GARTON	Trustee of the General Partner	February 28, 2008
Daniel P. Garton

/s/ JOSE A. MEJIA	Trustee of the General Partner	February 28, 2008
Jose A. Mejia

EXHIBIT INDEX

Exhibit No.	Description
3.1.26	Amended and Restated Schedule A to the Second Restated and Amended Agreement of Limited Partnership of the Operating Partnership.

10.18 +	Agreement of Limited Partnership of Liberty Washington, L.P. by and between Liberty Washington Venture, LLC and New York State Common Retirement Fund dated as of October 4, 2007.

10.19 +	Contribution Agreement among New York State Common Retirement Fund and Liberty Property Limited Partnership and Liberty Washington, L.P. dated October 4, 2007.

12	Statement re: Computation of Ratios.

21	Subsidiaries.

23.1	Consent of Ernst & Young LLP relating to the Trust.

23.2	Consent of Ernst & Young LLP relating to the Operating Partnership.

31.1	Certifications of the Chief Executive Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certifications of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.3	Certifications of the Chief Executive Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.4	Certifications of the Chief Financial Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certifications of the Chief Executive Officer of Liberty Property Trust required under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2	Certifications of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.3	Certifications of the Chief Executive Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

Exhibit No.	Description
32.4	Certifications of the Chief Financial Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

+	Confidential treatment has been requested with respect to portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.