Form 10-Q
period 2008-06-30
LIBERTY PROPERTY LIMITED PARTNERSHIP; LIBERTY PROPERTY TRUST
filed 2008-08-07
CIK 921113, 921112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
On August 1, 2008, 93,322,669 Common Shares of Beneficial Interest, par value $0.001 per share, of Liberty Property Trust were outstanding.

Liberty Property Trust/Liberty Property Limited Partnership
Form 10-Q for the period ended June 30, 2008

Index		Page

Exhibit Index		44
	STATEMENT RE: COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES AND RATIO OF EARNINGS TO COMBINED FIXED CHARGES
	CERTIFICATIONS OF CEO OF LIBERTY PROPERTY TRUST REQUIRED BY RULE 13A-14(A)
	CERTIFICATIONS OF CFO OF LIBERTY PROPERTY TRUST REQUIRED BY RULE 13A-14(A)
	CERTIFICATIONS OF CEO OF LIBERTY PROPERTY TRUST, IN ITS CAPACITY AS THE GENERAL PARTNER OF LIBERTY PROPERTY LIMITED PARTNERSHIP, REQUIRED BY RULE 13A-14(A)
	CERTIFICATIONS OF CFO OF LIBERTY PROPERTY TRUST, IN ITS CAPACITY AS THE GENERAL PARTNER OF LIBERTY PROPERTY LIMITED PARTNERSHIP, REQUIRED BY RULE 13A-14(A)
	CERTIFICATIONS OF CEO OF LIBERTY PROPERTY TRUST REQUIRED BY RULE 13A-14(B)
	CERTIFICATIONS OF CFO OF LIBERTY PROPERTY TRUST REQUIRED BY RULE 13A-14(B)
	CERTIFICATIONS OF CEO OF LIBERTY PROPERTY TRUST, IN ITS CAPACITY AS THE GENERAL PARTNER OF LIBERTY PROPERTY LIMITED PARTNERSHIP, REQUIRED BY RULE 13A-14(B)
	CERTIFICATIONS OF CFO OF LIBERTY PROPERTY TRUST, IN ITS CAPACITY AS THE GENERAL PARTNER OF LIBERTY PROPERTY LIMITED PARTNERSHIP, REQUIRED BY RULE 13A-14(B)

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS OF LIBERTY PROPERTY TRUST
(In thousands, except share amounts)

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Real estate:
Land and land improvements	$792,067	$796,501
Building and improvements	4,184,851	4,434,731
Less accumulated depreciation	(927,575)	(863,609)

Operating real estate	4,049,343	4,367,623

Development in progress	316,369	328,138
Land held for development	221,775	247,124

Net real estate	4,587,487	4,942,885

Cash and cash equivalents	13,579	37,989
Restricted cash	54,535	34,567
Accounts receivable	10,797	12,217
Deferred rent receivable	80,644	80,087
Deferred financing and leasing costs, net of accumulated amortization (2008, $134,547; 2007, $119,721)	131,490	144,689
Investments in and advances to unconsolidated joint ventures	319,622	278,383
Prepaid expenses and other assets	78,842	107,932

Total assets	$5,276,996	$5,638,749

LIABILITIES
Mortgage loans	$207,496	$243,169
Unsecured notes	2,155,000	2,155,000
Credit facility	375,000	622,960
Accounts payable	50,443	44,666
Accrued interest	37,816	39,725
Dividend and distributions payable	60,705	59,849
Other liabilities	199,732	263,738

Total liabilities	3,086,192	3,429,107

Minority interest	370,362	372,621

SHAREHOLDERS’ EQUITY
Common shares of beneficial interest, $.001 par value, 183,987,000 shares authorized; 94,186,521 (includes 1,249,909 in treasury) and 92,817,879 (includes 1,249,909 in treasury) shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	94	93
Additional paid-in capital	2,021,368	1,984,141
Accumulated other comprehensive income	21,707	21,378
Distributions in excess of net income	(170,776)	(116,640)
Common shares in treasury, at cost, 1,249,909 shares as of June 30, 2008 and December 31, 2007	(51,951)	(51,951)

Total shareholders’ equity	1,820,442	1,837,021

Total liabilities and shareholders’ equity	$5,276,996	$5,638,749

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands, except per share amounts)

	Three Months Ended
	June 30, 2008	June 30, 2007
OPERATING REVENUE
Rental	$127,923	$116,785
Operating expense reimbursement	58,458	51,465

Total operating revenue	186,381	168,250

OPERATING EXPENSE
Rental property	36,992	35,307
Real estate taxes	23,804	18,405
General and administrative	13,070	12,643
Depreciation and amortization	43,892	37,396

Total operating expenses	117,758	103,751

Operating income	68,623	64,499

OTHER INCOME (EXPENSE)
Interest and other income	3,034	2,884
Interest expense	(37,316)	(28,877)

Total other income (expense)	(34,282)	(25,993)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures	34,341	38,506
Gain on property dispositions	835	1,299
Income taxes	(580)	(213)
Minority interest	(6,630)	(6,045)
Equity in earnings of unconsolidated joint ventures	1,010	326

Income from continuing operations	28,976	33,873

Discontinued operations, net of minority interest (including net gain on property dispositions of $2,793 and $17,430 for the three months ended June 30, 2008 and 2007, respectively)	2,653	18,554

Net income	$31,629	$52,427

Earnings per common share
Basic:
Income from continuing operations	$0.31	$0.37
Income from discontinued operations	0.03	0.20

Income per common share — basic	$0.34	$0.57

Diluted:
Income from continuing operations	$0.31	$0.37
Income from discontinued operations	0.03	0.20

Income per common share — diluted	$0.34	$0.57

Distributions per common share	$0.625	$0.62

Weighted average number of common shares outstanding
Basic	92,323	91,597
Diluted	92,701	92,328

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands, except per share amounts)

	Six Months Ended
	June 30, 2008	June 30, 2007
OPERATING REVENUE
Rental	$263,436	$231,282
Operating expense reimbursement	116,319	101,641

Total operating revenue	379,755	332,923

OPERATING EXPENSE
Rental property	77,057	70,886
Real estate taxes	44,630	34,481
General and administrative	27,037	25,726
Depreciation and amortization	87,866	73,241

Total operating expenses	236,590	204,334

Operating income	143,165	128,589
OTHER INCOME (EXPENSE)
Interest and other income	6,128	5,403
Interest expense	(79,746)	(55,884)

Total other income (expense)	(73,618)	(50,481)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures	69,547	78,108
Gain on property dispositions	1,476	1,451
Income taxes	(1,064)	(514)
Minority interest	(13,036)	(11,524)
Equity in earnings of unconsolidated joint ventures	1,387	1,055

Income from continuing operations	58,310	68,576

Discontinued operations, net of minority interest (including net gain on property dispositions of $3,403 and $20,231 for the six months ended June 30, 2008 and 2007, respectively)	3,280	23,549

Net income	$61,590	$92,125

Earnings per common share
Basic:
Income from continuing operations	$0.63	$0.75
Income from discontinued operations	0.04	0.26

Income per common share — basic	$0.67	$1.01

Diluted:
Income from continuing operations	$0.63	$0.74
Income from discontinued operations	0.04	0.26

Income per common share — diluted	$0.67	$1.00

Distributions per common share	$1.25	$1.24

Weighted average number of common shares outstanding
Basic	92,019	91,318
Diluted	92,248	92,168

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands)

	Six Months Ended
	June 30, 2008	June 30, 2007
OPERATING ACTIVITIES
Net income	$61,590	$92,125
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	87,374	77,483
Amortization of deferred financing costs	2,227	1,989
Equity in earnings of unconsolidated joint ventures	(1,387)	(1,055)
Minority interest in net income	13,184	12,602
Gain on property dispositions	(4,879)	(21,682)
Noncash compensation	5,603	5,433
Changes in operating assets and liabilities:
Restricted cash	(19,818)	21,712
Accounts receivable	(248)	(241)
Deferred rent receivable	(7,195)	(2,113)
Prepaid expenses and other assets	(10,831)	14,037
Accounts payable	5,800	16,772
Accrued interest	(1,909)	42
Other liabilities	(15,979)	27,194

Net cash provided by operating activities	113,532	244,298

INVESTING ACTIVITIES
Investment in properties	(37,752)	(207,617)
Investments in and advances to unconsolidated joint ventures	(7,506)	(17,282)
Distributions from unconsolidated joint ventures	3,161	1,050
Net proceeds from disposition of properties/land	304,563	191,595
Investment in development in progress	(138,035)	(265,483)
Investment in land held for development	(18,717)	(95,590)
Investment in deferred leasing costs	(14,271)	(21,984)

Net cash provided by (used in) investing activities	91,443	(415,311)

FINANCING ACTIVITIES
Net proceeds from issuance of common shares	32,124	39,453
Purchase of treasury shares	—	(50,578)
Redemption of preferred units	—	(23,650)
Repayments of mortgage loans	(35,673)	(5,798)
Proceeds from credit facility	344,150	552,200
Repayments on credit facility	(439,150)	(256,200)
Increase in deferred financing costs	—	(126)
Distribution paid on common shares	(114,867)	(113,180)
Distribution paid on units	(15,941)	(13,048)

Net cash (used in) provided by financing activities	(229,357)	129,073

Net decrease in cash and cash equivalents	(24,382)	(41,940)
(Decrease) increase in cash and cash equivalents related to foreign currency translation	(28)	944
Cash and cash equivalents at beginning of period	37,989	53,737

Cash and cash equivalents at end of period	$13,579	$12,741

See accompanying notes.

Liberty Property Trust
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2008
Note 1: Organization and Basis of Presentation
Organization
Liberty Property Trust (the “Trust”) is a self-administered and self-managed Maryland real estate investment trust (a “REIT”). Substantially all of the Trust’s assets are owned directly or indirectly, and substantially all of the Trust’s operations are conducted directly or indirectly, by Liberty Property Limited Partnership (the “Operating Partnership” and, together with the Trust and their consolidated subsidiaries, the “Company”). The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 95.7% of the common equity of the Operating Partnership at June 30, 2008. The Company provides leasing, property management, development, acquisition and other tenant-related services for a portfolio of industrial and office properties which are located principally within the Mid-Atlantic, Southeastern, Midwestern and Southwestern United States and the United Kingdom. See a description of the Company’s markets in Note 2 to the Company’s financial statements.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Trust and its subsidiaries, including the Operating Partnership, have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of the Trust and the Operating Partnership for the year ended December 31, 2007. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial statements for these interim periods have been included. The results of interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. Certain amounts from prior periods have been reclassified to conform to the current period presentation.
Income per Common Share
The following table sets forth the computation of basic and diluted income per common share (in thousands except per share amounts):

	For the Three Months Ended June 30, 2008			For the Three Months Ended June 30, 2007
		Weighted			Weighted
		Average			Average
	Income	Shares		Income	Shares
	(Numerator)	(Denominator)	Per Share	(Numerator)	(Denominator)	Per Share
Basic income from continuing operations
Income from continuing operations	$28,976	92,323	$0.31	$33,873	91,597	$0.37

Diluted shares for long-term compensation plans	—	378		—	731

Diluted income from continuing operations
Income from continuing operations and assumed conversions	28,976	92,701	$0.31	33,873	92,328	$0.37

Basic income from discontinued operations
Discontinued operations net of minority interest	2,653	92,323	$0.03	18,554	91,597	$0.20

Dilutive shares for long-term compensation plans	—	378		—	731

Diluted income from discontinued operations
Discontinued operations net of minority interest	2,653	92,701	$0.03	18,554	92,328	$0.20

Basic income per common share
Net income	31,629	92,323	$0.34	52,427	91,597	$0.57

Dilutive shares for long-term compensation plans	—	378		—	731

Diluted income per common share
Net income and assumed conversions	$31,629	92,701	$0.34	$52,427	92,328	$0.57

	For the Six Months Ended June 30, 2008			For the Six Months Ended June 30, 2007
		Weighted			Weighted
		Average			Average
	Income	Shares		Income	Shares
	(Numerator)	(Denominator)	Per Share	(Numerator)	(Denominator)	Per Share
Basic income from continuing operations
Income from continuing operations	$58,310	92,019	$0.63	$68,576	91,318	$0.75

Diluted shares for long-term compensation plans	—	229		—	850

Diluted income from continuing operations
Income from continuing operations and assumed conversions	58,310	92,248	$0.63	68,576	92,168	$0.74

Basic income from discontinued operations
Discontinued operations net of minority interest	3,280	92,019	$0.04	23,549	91,318	$0.26

Dilutive shares for long-term compensation plans	—	229		—	850

Diluted income from discontinued operations
Discontinued operations net of minority interest	3,280	92,248	$0.04	23,549	92,168	$0.26

Basic income per common share
Net income	61,590	92,019	$0.67	92,125	91,318	$1.01

Dilutive shares for long-term compensation plans	—	229		—	850

Diluted income per common share
Net income and assumed conversions	$61,590	92,248	$0.67	$92,125	92,168	$1.00

Foreign Currency Translation
The functional currency of the Company’s United Kingdom operations is pounds sterling. The Company translates the financial statements for the United Kingdom operations into US dollars. Gains and losses resulting from this translation do not impact the results of operations and are included in accumulated other comprehensive income as a separate component of shareholders’ equity. Accumulated other comprehensive income consists solely of the foreign currency translation adjustments described. Other comprehensive income for the three and six months ended June 30, 2008 was $0.5 million and $0.3 million, respectively, as compared to $1.8 million and $2.2 million, respectively, for the same periods in 2007. Upon sale or upon complete or substantially complete liquidation of a foreign investment, the gain or loss on the sale will include the cumulative translation adjustments that have been previously recorded in accumulated other comprehensive income.
Note 2: Segment Information
The Company operates its portfolio of properties primarily throughout the Mid-Atlantic, Southeastern, Midwestern and Southwestern United States. Additionally, the Company owns certain assets in the United Kingdom. The Company reviews the performance of the portfolio on a geographical basis. As such, the following regions are considered the Company’s reportable segments:

Reportable Segments	Markets
Delaware Valley	Southeastern Pennsylvania; New Jersey
Midwest	Lehigh/Central PA; Minnesota; Milwaukee; Chicago
Mid-Atlantic	Maryland; Carolinas; Richmond; Virginia Beach
South	Jacksonville; Orlando; Boca Raton; Tampa; Texas; Arizona
Philadelphia	Comcast Center; Northern Virginia/Washington, D.C.
United Kingdom	County of Kent; West Midlands
The Company began to report the results of the Arizona market as part of the “South” reportable segment during the three months ended March 31, 2008 as compared to listing Arizona as its own reportable segment, as it was in 2007. As required by SFAS No. 131 (“SFAS No. 131”) “Disclosure about Segments of an Enterprise and Related Information,” consolidated financial statements issued by the Company in the future will reflect modifications to the Company’s reportable segments resulting from the change described above, including reclassification of all comparative prior period segment information.

The Company reflected $360.3 million in operating real estate assets as of December 31, 2007 for the Philadelphia segment in its Annual Report on Form 10-K. At June 30, 2008, the Philadelphia segment held no operating real estate assets. See Note 4: Joint Ventures.
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
The operating information by segment is as follows (in thousands):
FOR THE THREE MONTHS ENDED JUNE 30, 2008

	delaware valley		midwest
	southeastern		lehigh /		mid-		phila-	united
	pennsylvania	other	central pa	other	atlantic	south	delphia	kingdom	total
Operating revenue	$44,119	$14,437	$25,432	$21,296	$37,065	$42,624	$—	$1,408	$186,381

Rental property expenses and real estate taxes	14,019	5,150	7,543	8,171	10,603	15,067	(14)	257	60,796

Property level operating income	$30,100	$9,287	$17,889	$13,125	$26,462	$27,557	$14	$1,151	125,585

Interest and other income									3,034
Interest expense									(37,316)
General and administrative									(13,070)
Depreciation and amortization									(43,892)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures									34,341
Gain on property dispositions									835
Income taxes									(580)
Minority interest									(6,630)
Equity in earnings of unconsolidated joint ventures									1,010
Discontinued operations, net of minority interest									2,653

Net income									$31,629

FOR THE THREE MONTHS ENDED JUNE 30, 2007

	delaware valley		midwest
	southeastern		lehigh /		mid-		phila-	united
	pennsylvania	other	central pa	other	atlantic	south	delphia	kingdom	total
Operating revenue	$42,484	$13,444	$22,993	$19,755	$32,601	$36,388	$—	$585	$168,250

Rental property expenses and real estate taxes	14,113	4,450	6,481	6,668	9,938	11,874	1	187	53,712

Property level operating income (loss)	$28,371	$8,994	$16,512	$13,087	$22,663	$24,514	$(1)	$398	114,538

Interest and other income									2,884
Interest expense									(28,877)
General and administrative									(12,643)
Depreciation and amortization									(37,396)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures									38,506
Gain on property dispositions									1,299
Income taxes									(213)
Minority interest									(6,045)
Equity in earnings of unconsolidated joint ventures									326
Discontinued operations, net of minority interest									18,554

Net income									$52,427

FOR THE SIX MONTHS ENDED JUNE 30, 2008

	delaware Valley		midwest
	southeastern		lehigh /		mid-		phila-	united
	pennsylvania	other	central pa	other	atlantic	south	delphia	kingdom	total
Operating revenue	$89,047	$28,684	$50,074	$41,765	$74,258	$82,795	$10,680	$2,452	$379,755

Rental property expenses and real estate taxes	28,609	9,800	14,221	15,903	21,538	28,219	2,779	618	121,687

Property level operating income	$60,438	$18,884	$35,853	$25,862	$52,720	$54,576	$7,901	$1,834	258,068

Interest and other income									6,128
Interest expense									(79,746)
General and administrative									(27,037)
Depreciation and amortization									(87,866)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures									69,547
Gain on property dispositions									1,476
Income taxes									(1,064)
Minority interest									(13,036)
Equity in earnings of unconsolidated joint ventures									1,387
Discontinued operations, net of minority interest									3,280

Net income									$61,590

FOR THE SIX MONTHS ENDED JUNE 30, 2007

	delaware valley		midwest
	southeastern		lehigh /		mid-		phila-	united
	pennsylvania	other	central pa	other	atlantic	South	delphia	kingdom	total
Operating revenue	$85,680	$27,358	$43,741	$38,953	$64,750	$71,454	$—	$987	$332,923

Rental property expenses and real estate taxes	28,902	8,738	11,365	13,502	20,011	22,520	3	326	105,367

Property level operating income (loss)	$56,778	$18,620	$32,376	$25,451	$44,739	$48,934	$(3)	$661	227,556

Interest and other income									5,403
Interest expense									(55,884)
General and administrative									(25,726)
Depreciation and amortization									(73,241)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures									78,108
Gain on property dispositions									1,451
Income taxes									(514)
Minority interest									(11,524)
Equity in earnings of unconsolidated joint ventures									1,055
Discontinued operations, net of minority interest									23,549

Net income									$92,125

Note 3: SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets"
In accordance with SFAS No. 144, the operating results and gain/(loss) on disposition of real estate for properties sold and held for sale are reflected in the condensed consolidated statements of operations as discontinued operations. Prior period financial statements have been adjusted for discontinued operations. The proceeds from dispositions of operating properties with no continuing involvement for the three and six months ended June 30, 2008 were $5.3 million and $8.7 million, respectively, as compared to $97.6 million and $181.9 million, respectively, for the same periods in 2007.
Below is a summary of the results of operations for the properties disposed of through the respective disposition dates (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 20, 2007
Revenues	$101	$9,576	$276	$21,269
Operating expenses	(84)	(3,812)	(138)	(8,474)
Interest expense	(10)	(1,510)	(42)	(3,430)
Depreciation and amortization	(28)	(2,278)	(71)	(4,969)

Income before property dispositions and minority interest	$(21)	$1,976	$25	$4,396

Interest expense is allocated to discontinued operations as permitted under EITF Issue 87-24, "Allocation of Interest to Discontinued Operations,” and such interest expense has been included in computing income from discontinued operations. The allocation of interest expense to discontinued operations was based on the ratio of net assets sold (without continuing involvement) to the sum of total net assets plus consolidated debt.
Note 4: Joint Ventures
The Company has an interest in several unconsolidated joint ventures which are described in its 2007 Annual Report on Form 10-K. Joint ventures in which the Company has an interest which were either formed or had significant activity during 2007 or 2008 are as follows:

Liberty/Commerz 1701 JFK Boulevard, LP
On April 13, 2006, the Company entered into a joint venture pursuant to which it sold an 80% interest in the equity of Comcast Center, a 1.25 million square foot office tower the Company was developing in Philadelphia, Pennsylvania. The transaction valued the property at $512 million. Under the terms of the joint venture arrangement, the Company is obligated to complete the development and lease up of the office building. Upon signing the joint venture agreement and through March 30, 2008, the criteria for sale recognition in accordance with SFAS No. 66, “Accounting for the Sales of Real Estate” (“SFAS No. 66”) had not been met and the transaction was accounted for as a financing arrangement.
On March 31, 2008, a $324 million, ten-year secured permanent financing at a rate of 6.15% for Comcast Center was funded. The proceeds from this financing were used to pay down outstanding borrowings on the Company’s credit facility.
On March 31, 2008, all conditions for sale treatment as outlined in SFAS No. 66 were satisfied and the Company recognized the sale of Comcast Center to an unconsolidated joint venture. Profit on the transaction has been deferred until the costs of the project can be reasonably estimated.
As of June 30, 2008, the Company had a $15.2 million receivable from this joint venture. This related party receivable is due to the funding of joint venture development costs and is reflected in prepaid expenses and other assets on the Company’s consolidated balance sheets.
Liberty Washington, LP
On October 4, 2007, the Company acquired Republic Property Trust, a Maryland real estate investment trust and Republic Property Limited Partnership, a Delaware limited partnership and Republic’s operating partnership (together, “Republic”) for $913 million. The acquisition of Republic was completed through the merger of Republic with a wholly owned subsidiary of the Company and the merger of Republic’s operating partnership with the Company’s Operating Partnership. Republic operated a portfolio consisting of 2.4 million square feet of office space and six acres of developable land in the Northern Virginia and Washington, D.C. markets. Additionally, Republic was developing a property that, when completed, is expected to contain an additional 176,000 square feet of office space.
Concurrently, the Company formed a joint venture with New York State Common Retirement Fund to own and manage the Republic portfolio. The joint venture, in which the Company holds a 25% interest, purchased the Republic real estate assets for $900 million. The acquisition of Republic resulted in the Company recording $13 million in goodwill and other intangibles. In addition, the Company holds a $59.5 million note receivable from Liberty Washington, LP. The note bears interest at 5.25% and is due in September 2008.
Blythe Valley JV Sarl
On September 7, 2007, the Company entered into a joint venture to acquire Blythe Valley Park, West Midlands, UK for $325 million. The park consists of 491,000 square feet of operating properties and 98 acres of developable land. The Company holds a $4.6 million note receivable from Blythe Valley JV Sarl and has a 20% interest in the joint venture.
Note 5: Recently Issued Accounting Standards
SFAS No. 157
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for consistently measuring fair value under US GAAP and expands disclosures about fair value measurements. The Company adopted the provisions of SFAS No. 157 on January 1, 2008. The adoption of this statement did not have a material effect on the Company’s financial position or results of operations.
SFAS No. 159
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company adopted the provisions of SFAS No. 159 on January 1, 2008. The adoption of this statement did not have a material effect on the Company’s financial position or results of operations.

SFAS No. 141(R)
In December 2007, the FASB issued SFAS No. 141(R), “Applying the Acquisition Method” (“SFAS No. 141(R)”). This statement changes the accounting for acquisitions specifically eliminating the step acquisition model, changing the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, disallowing the capitalization of transaction costs and delays when restructurings related to acquisitions can be recognized. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008 and will impact the accounting for acquisitions made beginning January 1, 2009. The Company is currently assessing the potential impact that the adoption of SFAS No. 141(R) will have on its financial position and results of operations.
SFAS No. 160
In December 2007, the FASB issued SFAS No. 160, “Accounting for Noncontrolling Interests” (“SFAS No. 160”). Under this statement, noncontrolling interests are considered equity and thus the Company’s practice of reporting minority interests in the mezzanine section of the balance sheet will be eliminated. Also, under SFAS No. 160, net income will encompass the total income of all consolidated subsidiaries and there will be separate disclosure on the face of the statement of operations of the attribution of that income between controlling and noncontrolling interests. Last, increases and decreases in noncontrolling interests will be treated as equity transactions. The standard is effective on January 1, 2009. The Company is currently assessing the potential impact that the adoption of SFAS No. 160 will have on its financial position and results of operations.
Note 6: Supplemental Disclosure to Statements of Cash Flows
The following are supplemental disclosures to the statements of cash flows for the six months ended June 30, 2008 and 2007 (amounts in thousands):

Non-cash activity	2008	2007
Write-off of fully depreciated property and deferred costs	$6,578	$35,626
Increase in investment in unconsolidated joint ventures	(35,172)	—
Disposition of properties/development in progress	173,624	—
Disposition of deferred leasing/financing costs	12,526	—
Reduction of accounts receivable	7,854	—
Reduction of deferred rent receivable	6,580	—
Reduction of prepaid and other assets	38,486	—
Reduction of Credit Facility	(152,960)	—
Reduction of other liabilities	(50,938)	—
Assumption of mortgage loans	—	5,634

CONDENSED CONSOLIDATED BALANCE SHEETS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(In thousands)

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Real estate:
Land and land improvements	$792,067	$796,501
Building and improvements	4,184,851	4,434,731
Less accumulated depreciation	(927,575)	(863,609)

Operating real estate	4,049,343	4,367,623

Development in progress	316,369	328,138
Land held for development	221,775	247,124

Net real estate	4,587,487	4,942,885

Cash and cash equivalents	13,579	37,989
Restricted cash	54,535	34,567
Accounts receivable	10,797	12,217
Deferred rent receivable	80,644	80,087
Deferred financing and leasing costs, net of accumulated amortization (2008, $134,547; 2007, $119,721)	131,490	144,689
Investments in and advances to unconsolidated joint ventures	319,622	278,383
Prepaid expenses and other assets	78,842	107,932

Total assets	$5,276,996	$5,638,749

LIABILITIES
Mortgage loans	$207,496	$243,169
Unsecured notes	2,155,000	2,155,000
Credit facility	375,000	622,960
Accounts payable	50,443	44,666
Accrued interest	37,816	39,725
Distributions payable	60,705	59,849
Other liabilities	199,732	263,738

Total liabilities	3,086,192	3,429,107

Minority interest	414	517

OWNERS’ EQUITY
General partner’s equity — common units	1,820,442	1,837,021
Limited partners’ equity — preferred units	287,960	287,960
— common units	81,988	84,144

Total owners’ equity	2,190,390	2,209,125

Total liabilities and owners’ equity	$5,276,996	$5,638,749

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands, except per unit amounts)

	Three Months Ended
	June 30, 2008	June 30, 2007
OPERATING REVENUE
Rental	$127,923	$116,785
Operating expense reimbursement	58,458	51,465

Total operating revenue	186,381	168,250

OPERATING EXPENSE
Rental property	36,992	35,307
Real estate taxes	23,804	18,405
General and administrative	13,070	12,643
Depreciation and amortization	43,892	37,396

Total operating expenses	117,758	103,751

Operating income	68,623	64,499

OTHER INCOME (EXPENSE)
Interest and other income	3,034	2,884
Interest expense	(37,316)	(28,877)

Total other income (expense)	(34,282)	(25,993)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures	34,341	38,506
Gain on property dispositions	835	1,299
Income taxes	(580)	(213)
Minority interest	(68)	(20)
Equity in earnings of unconsolidated joint ventures	1,010	326

Income from continuing operations	35,538	39,898

Discontinued operations (including net gain on property dispositions of $2,793 and $17,430 for the three months ended June 30, 2008 and 2007, respectively)	2,772	19,406

Net income	38,310	59,304

Preferred unit distributions	(5,253)	(3,774)
Excess of preferred unit redemption over carrying amount	—	(696)

Income available to common unitholders	$33,057	$54,834

Earnings per common unit
Basic:
Income from continuing operations	$0.31	$0.37
Income from discontinued operations	0.03	0.20

Income per common unit — basic	$0.34	$0.57

Diluted:
Income from continuing operations	$0.31	$0.37
Income from discontinued operations	0.03	0.20

Income per common unit — diluted	$0.34	$0.57

Distributions per common unit	$0.625	$0.62

Weighted average number of common units outstanding
Basic	96,513	95,787
Diluted	96,891	96,518
See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands, except per unit amounts)

	Six Months Ended
	June 30, 2008	June 30, 2007
OPERATING REVENUE
Rental	$263,436	$231,282
Operating expense reimbursement	116,319	101,641

Total operating revenue	379,755	332,923

OPERATING EXPENSE
Rental property	77,057	70,886
Real estate taxes	44,630	34,481
General and administrative	27,037	25,726
Depreciation and amortization	87,866	73,241

Total operating expenses	236,590	204,334

Operating income	143,165	128,589

OTHER INCOME (EXPENSE)
Interest and other income	6,128	5,403
Interest expense	(79,746)	(55,884)

Total other income (expense)	(73,618)	(50,481)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures	69,547	78,108
Gain on property dispositions	1,476	1,451
Income taxes	(1,064)	(514)
Minority interest	102	(56)
Equity in earnings of unconsolidated joint ventures	1,387	1,055

Income from continuing operations	71,448	80,044

Discontinued operations (including net gain on property dispositions of $3,403 and $20,231 for the six months ended June 30, 2008 and 2007, respectively)	3,428	24,627

Net income	74,876	104,671

Preferred unit distributions	(10,506)	(7,628)
Excess of preferred unit redemption over carrying amount	—	(696)

Income available to common unitholders	$64,370	$96,347

Earnings per common unit
Basic:
Income from continuing operations	$0.63	$0.75
Income from discontinued operations	0.04	0.26

Income per common unit — basic	$0.67	$1.01

Diluted:
Income from continuing operations	$0.63	$0.74
Income from discontinued operations	0.04	0.26

Income per common unit — diluted	$0.67	$1.00

Distributions per common unit	$1.25	$1.24

Weighted average number of common units outstanding
Basic	96,209	95,508
Diluted	96,438	96,358
See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands)

	Six Months Ended
	June 30, 2008	June 30, 2007
OPERATING ACTIVITIES
Net income	$74,876	$104,671
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	87,374	77,483
Amortization of deferred financing costs	2,227	1,989
Equity in earnings of unconsolidated joint ventures	(1,387)	(1,055)
Minority interest in net income	(102)	56
Gain on property dispositions	(4,879)	(21,682)
Noncash compensation	5,603	5,433
Changes in operating assets and liabilities:
Restricted cash	(19,818)	21,712
Accounts receivable	(248)	(241)
Deferred rent receivable	(7,195)	(2,113)
Prepaid expenses and other assets	(10,831)	14,037
Accounts payable	5,800	16,772
Accrued interest	(1,909)	42
Other liabilities	(15,979)	27,194

Net cash provided by operating activities	113,532	244,298

INVESTING ACTIVITIES
Investment in properties	(37,752)	(207,617)
Investments in and advances to unconsolidated joint ventures	(7,506)	(17,282)
Distributions from unconsolidated joint ventures	3,161	1,050
Net proceeds from disposition of properties/land	304,563	191,595
Investment in development in progress	(138,035)	(265,483)
Investment in land held for development	(18,717)	(95,590)
Investment in deferred leasing costs	(14,271)	(21,984)

Net cash provided by (used in) investing activities	91,443	(415,311)

FINANCING ACTIVITIES
Redemption of preferred units	—	(23,650)
Repayments of mortgage loans	(35,673)	(5,798)
Proceeds from credit facility	344,150	552,200
Repayments on credit facility	(439,150)	(256,200)
Increase in deferred financing costs	—	(126)
Capital contributions	32,124	39,453
Distribution to partners	(130,808)	(176,806)

Net cash (used in) provided by financing activities	(229,357)	129,073

Net decrease in cash and cash equivalents	(24,382)	(41,940)
(Decrease) increase in cash and cash equivalents related to foreign currency translation	(28)	944
Cash and cash equivalents at beginning of period	37,989	53,737

Cash and cash equivalents at end of period	$13,579	$12,741

See accompanying notes.

Liberty Property Limited Partnership
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2008
Note 1: Organization and Basis of Presentation
Organization
Liberty Property Trust (the “Trust”) is a self-administered and self-managed Maryland real estate investment trust (a “REIT”). Substantially all of the Trust’s assets are owned directly or indirectly, and substantially all of the Trust’s operations are conducted directly or indirectly, by Liberty Property Limited Partnership (the “Operating Partnership” and, together with the Trust and their consolidated subsidiaries, the “Company”). The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 95.7% of the common equity of the Operating Partnership at June 30, 2008. The Company provides leasing, property management, development, acquisition and other tenant-related services for a portfolio of industrial and office properties which are located principally within the Mid-Atlantic, Southeastern, Midwestern and Southwestern United States and the United Kingdom. See a description of the Company’s markets in Note 2 to the Company’s financial statements.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Operating Partnership and its subsidiaries have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of the Trust and the Operating Partnership for the year ended December 31, 2007. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial statements for these interim periods have been included. The results of interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. Certain amounts from prior periods have been reclassified to conform to the current period presentation.

Income per Common Unit
The following table sets forth the computation of basic and diluted income per common unit (in thousands, except per unit amounts):

	For the Three Months Ended June 30, 2008			For the Three Months Ended June 30, 2007
		Weighted			Weighted
	Income	Average Units		Income	Average Units
	(Numerator)	(Denominator)	Per Unit	(Numerator)	(Denominator)	Per Unit
Income from continuing operations	$35,538			$39,898
Less: Preferred unit distributions	(5,253)			(3,774)
Less: Excess of preferred unit redemption over carrying amount	—			(696)

Basic income from continuing operations

Income from continuing operations available to common unitholders	30,285	96,513	$0.31	35,428	95,787	$0.37

Dilutive units for long-term compensation plans	—	378		—	731

Diluted income from continuing operations
Income from continuing operations available to common unitholders and assumed conversions	30,285	96,891	$0.31	35,428	96,518	$0.37

Basic income from discontinued operations
Discontinued operations	2,772	96,513	$0.03	19,406	95,787	$0.20

Dilutive units for long-term compensation plans	—	378		—	731

Diluted income from discontinued operations
Discontinued operations	2,772	96,891	$0.03	19,406	96,518	$0.20

Basic income per common unit
Income available to common unitholders	33,057	96,513	$0.34	54,834	95,787	$0.57

Diluted units for long-term compensation plans	—	378		—	731

Diluted income per common unit
Income available to common unitholders and assumed conversions	$33,057	96,891	$0.34	$54,834	96,518	$0.57

	For the Six Months Ended June 30, 2008			For the Six Months Ended June 30, 2007
		Weighted			Weighted
	Income	Average Units		Income	Average Units
	(Numerator)	(Denominator)	Per Unit	(Numerator)	(Denominator)	Per Unit
Income from continuing operations	$71,448			$80,044
Less: Preferred unit distributions	(10,506)			(7,628)
Less: Excess of preferred unit redemption over carrying amount	—			(696)

Basic income from continuing operations

Income from continuing operations available to common unitholders	60,942	96,209	$0.63	71,720	95,508	$0.75

Dilutive units for long-term compensation plans	—	229		—	850

Diluted income from continuing operations
Income from continuing operations available to common unitholders and assumed conversions	60,942	96,438	$0.63	71,720	96,358	$0.74

Basic income from discontinued operations
Discontinued operations	3,428	96,209	$0.04	24,627	95,508	$0.26

Dilutive units for long-term compensation plans	—	229		—	850

Diluted income from discontinued operations
Discontinued operations	3,428	96,438	$0.04	24,627	96,358	$0.26

Basic income per common unit
Income available to common unitholders	64,370	96,209	$0.67	96,347	95,508	$1.01

Diluted units for long-term compensation plans	—	229		—	850

Diluted income per common unit
Income available to common unitholders and assumed conversions	$64,370	96,438	$0.67	$96,347	96,358	$1.00

Foreign Currency Translation
The functional currency of the Company’s United Kingdom operations is pounds sterling. The Company translates the financial statements for the United Kingdom operations into US dollars. Gains and losses resulting from this translation do not impact the results of operations and are included in general partner’s equity — common units. Other comprehensive income for the three and six months ended June 30, 2008 was $0.5 million and $0.3 million, respectively, as compared to $1.8 million and $2.2 million, respectively, for the same periods in 2007. Upon sale or upon complete or substantially complete liquidation of a foreign investment, the gain or loss on the sale will include the cumulative translation adjustments that have been previously recorded in general partner’s equity-common units.
Note 2: Segment Information
The Company operates its portfolio of properties primarily throughout the Mid-Atlantic, Southeastern, Midwestern and Southwestern United States. Additionally, the Company owns certain assets in the United Kingdom. The Company reviews the performance of the portfolio on a geographical basis. As such, the following regions are considered the Company’s reportable segments:

Reportable Segments	Markets
Delaware Valley	Southeastern Pennsylvania; New Jersey
Midwest	Lehigh/Central PA; Minnesota; Milwaukee; Chicago
Mid-Atlantic	Maryland; Carolinas; Richmond; Virginia Beach
South	Jacksonville; Orlando; Boca Raton; Tampa; Texas; Arizona
Philadelphia	Comcast Center; Northern Virginia/Washington, D.C.
United Kingdom	County of Kent; West Midlands

The Company began to report the results of the Arizona market as part of the “South” reportable segment during the three months ended March 31, 2008 as compared to listing Arizona as its own reportable segment, as it was in 2007. As required by SFAS No. 131 (“SFAS No. 131”) “Disclosure about Segments of an Enterprise and Related Information,” consolidated financial statements issued by the Company in the future will reflect modifications to the Company’s reportable segments resulting from the change described above, including reclassification of all comparative prior period segment information.
The Company reflected $360.3 million in operating real estate assets as of December 31, 2007 for the Philadelphia segment in its Annual Report on Form 10-K. At June 30, 2008, the Philadelphia segment held no operating real estate assets. See Note 4: Joint Ventures.
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
FOR THE THREE MONTHS ENDED JUNE 30, 2008

	delaware valley		midwest
	southeastern		lehigh/				phila-	united
	pennsylvania	other	central pa	other	mid-atlantic	South	delphia	kingdom	total
Operating revenue	$44,119	$14,437	$25,432	$21,296	$37,065	$42,624	$—	$1,408	$186,381
Rental property expenses and real estate taxes	14,019	5,150	7,543	8,171	10,603	15,067	(14)	257	60,796

Property level operating income	$30,100	$9,287	$17,889	$13,125	$26,462	$27,557	$14	$1,151	125,585

Interest and other income									3,034
Interest expense									(37,316)
General and administrative									(13,070)
Depreciation and amortization									(43,892)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures									34,341
Gain on property dispositions									835
Income taxes									(580)
Minority interest									(68)
Equity in earnings of unconsolidated joint ventures									1,010
Discontinued operations									2,772

Net income									$38,310

FOR THE THREE MONTHS ENDED JUNE 30, 2007

	delaware valley		midwest
	southeastern		lehigh /		mid-		phila-	united
	pennsylvania	other	central pa	Other	atlantic	South	delphia	kingdom	total
Operating revenue
	$42,484	$13,444	$22,993	$19,755	$32,601	$36,388	$—	$585	$168,250
Rental property expenses and real estate taxes	14,113	4,450	6,481	6,668	9,938	11,874	1	187	53,712

Property level operating income (loss)	$28,371	$8,994	$16,512	$13,087	$22,663	$24,514	$(1)	$398	114,538

Interest and other income									2,884
Interest expense									(28,877)
General and administrative									(12,643)
Depreciation and amortization									(37,396)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures									38,506
Gain on property dispositions									1,299
Income taxes									(213)
Minority interest									(20)
Equity in earnings of unconsolidated joint ventures									326
Discontinued operations									19,406

Net income									$59,304

FOR THE SIX MONTHS ENDED JUNE 30, 2008

	delaware valley		midwest
	southeastern		lehigh /				phila-	united
	pennsylvania	other	central pa	other	mid-atlantic	South	delphia	kingdom	total
Operating revenue
	$89,047	$28,684	$50,074	$41,765	$74,258	$82,795	$10,680	$2,452	$379,755
Rental property expenses and real estate taxes	28,609	9,800	14,221	15,903	21,538	28,219	2,779	618	121,687

Property level operating income	$60,438	$18,884	$35,853	$25,862	$52,720	$54,576	$7,901	$1,834	258,068

Interest and other income									6,128
Interest expense									(79,746)
General and administrative									(27,037)
Depreciation and amortization									(87,866)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures									69,547
Gain on property dispositions									1,476
Income taxes									(1,064)
Minority interest									102
Equity in earnings of unconsolidated joint ventures									1,387
Discontinued operations									3,428

Net income									$74,876

FOR THE SIX MONTHS ENDED JUNE 30, 2007

	delaware valley		midwest
	southeastern		lehigh /		mid-		phila-	united
	pennsylvania	other	central pa	other	atlantic	South	delphia	kingdom	total
Operating revenue
	$85,680	$27,358	$43,741	$38,953	$64,750	$71,454	$—	$987	$332,923
Rental property expenses and real estate taxes	28,902	8,738	11,365	13,502	20,011	22,520	3	326	105,367

Property level operating income (loss)	$56,778	$18,620	$32,376	$25,451	$44,739	$48,934	$(3)	$661	227,556

Interest and other income									5,403
Interest expense									(55,884)
General and administrative									(25,726)
Depreciation and amortization									(73,241)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures									78,108
Gain on property dispositions									1,451
Income taxes									(514)
Minority interest									(56)
Equity in earnings of unconsolidated joint ventures									1,055
Discontinued operations									24,627

Net income									$104,671

Note 3: SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”
In accordance with SFAS No. 144, the operating results and gain/(loss) on disposition of real estate for properties sold and held for sale are reflected in the condensed consolidated statements of operations as discontinued operations. Prior year financial statements have been adjusted for discontinued operations. The proceeds from dispositions of operating properties with no continuing involvement for the three and six months ended June 30 2008 were $5.3 million and $8.7 million, respectively, as compared to $97.6 million and $181.9 million, respectively, for the same periods in 2007.
Below is a summary of the results of operations for the properties disposed of through the respective disposition dates (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Revenues	$101	$9,576	$276	$21,269
Operating expenses	(84)	(3,812)	(138)	(8,474)
Interest expense	(10)	(1,510)	(42)	(3,430)
Depreciation and amortization	(28)	(2,278)	(71)	(4,969)

Income before property dispositions and minority interest	$(21)	$1,976	$25	$4,396

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

Note 4: Joint Ventures
The Company has an interest in several unconsolidated joint ventures which are described in its 2007 Annual Report on Form 10-K. Joint ventures in which the Company has an interest which were either formed or had significant activity during 2007 or 2008 are as follows:
Liberty/Commerz 1701 JFK Boulevard, LP
On April 13, 2006, the Company entered into a joint venture pursuant to which it sold an 80% interest in the equity of Comcast Center, a 1.25 million square foot office tower the Company was developing in Philadelphia, Pennsylvania. The transaction valued the property at $512 million. Under the terms of the joint venture arrangement, the Company is obligated to complete the development and lease up of the office building. Upon signing the joint venture agreement and through March 30, 2008, the criteria for sale recognition in accordance with SFAS No. 66, “Accounting for the Sales of Real Estate” (“SFAS No. 66”) had not been met and the transaction was accounted for as a financing arrangement.
On March 31, 2008, a $324 million, ten year secured permanent financing at a rate of 6.15% for Comcast Center was funded. The proceeds from this financing were used to pay down outstanding borrowings on the Company’s credit facility.
On March 31, 2008, all conditions for sale treatment as outlined in SFAS No. 66 were satisfied and the Company recognized the sale of Comcast Center to an unconsolidated joint venture. Profit on the transaction has been deferred until the costs of the project can be reasonably estimated.
As of June 30, 2008, the Company had a $15.2 million receivable from this joint venture. This related party receivable is due to the funding of joint venture development costs and is reflected in prepaid expenses and other assets on the Company’s consolidated balance sheets.
Liberty Washington, LP
On October 4, 2007, the Company acquired Republic Property Trust, a Maryland real estate investment trust and Republic Property Limited Partnership, a Delaware limited partnership and Republic’s operating partnership (together, “Republic”) for $913 million. The acquisition of Republic was completed through the merger of Republic with a wholly owned subsidiary of the Company and the merger of Republic’s operating partnership with the Company’s Operating Partnership. Republic operated a portfolio consisting of 2.4 million square feet of office space and six acres of developable land in the Northern Virginia and Washington, D.C. markets. Additionally, Republic was developing a property that, when completed, is expected to contain an additional 176,000 square feet of office space.
Concurrently, the Company formed a joint venture with New York State Common Retirement Fund to own and manage the Republic portfolio. The joint venture, in which the Company holds a 25% interest, purchased the Republic real estate assets for $900 million. The acquisition of Republic resulted in the Company recording $13 million in goodwill and other intangibles. In addition, the Company holds a $59.5 million note receivable from Liberty Washington, LP. The note bears interest at 5.25% and is due in September 2008.
Blythe Valley JV Sarl
On September 7, 2007, the Company entered into a joint venture to acquire Blythe Valley Park, West Midlands, UK for $325 million. The park consists of 491,000 square feet of operating properties and 98 acres of developable land. The Company holds a $4.6 million note receivable from Blythe Valley JV Sarl and has a 20% interest in the joint venture.
Note 5: Recently Issued Accounting Standards
SFAS No. 157
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for consistently measuring fair value under US GAAP and expands disclosures about fair value measurements. The Company adopted the provisions of SFAS No. 157 on January 1, 2008. The adoption of this statement did not have a material effect on the Company’s financial position or results of operations.

SFAS No. 159
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company adopted the provisions of SFAS No. 159 on January 1, 2008. The adoption of this statement did not have a material effect on the Company’s financial position or results of operations.
SFAS No. 141(R)
In December 2007, the FASB issued SFAS No. 141(R), “Applying the Acquisition Method” (“SFAS No. 141(R)”). This statement changes the accounting for acquisitions specifically eliminating the step acquisition model, changing the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, disallowing the capitalization of transaction costs and delays when restructurings related to acquisitions can be recognized. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008 and will impact the accounting for acquisitions made beginning January 1, 2009. The Company is currently assessing the potential impact that the adoption of SFAS No. 141(R) will have on its financial position and results of operations.
SFAS No. 160
In December 2007, the FASB issued SFAS No. 160, “Accounting for Noncontrolling Interests” (“SFAS No. 160”). Under this statement, noncontrolling interests are considered equity and thus the Company’s practice of reporting minority interests in the mezzanine section of the balance sheet will be eliminated. Also, under SFAS No. 160, net income will encompass the total income of all consolidated subsidiaries and there will be separate disclosure on the face of the statement of operations of the attribution of that income between controlling and noncontrolling interests. Last, increases and decreases in noncontrolling interests will be treated as equity transactions. The standard is effective for the year ending December 31, 2009. The Company is currently assessing the potential impact that the adoption of SFAS No. 160 will have on its financial position and results of operations.
Note 6: Supplemental Disclosure to Statements of Cash Flows
The following are supplemental disclosures to the statements of cash flows for the six months ended June 30, 2008 and 2007 (amounts in thousands):

Non-cash activity	2008	2007
Write-off of fully depreciated property and deferred costs	$6,578	$35,626
Increase in investment in unconsolidated joint ventures	(35,172)	—
Disposition of properties/development in progress	173,624	—
Disposition of deferred leasing/financing costs	12,526	—
Reduction of accounts receivable	7,854	—
Reduction of deferred rent receivable	6,580	—
Reduction of prepaid and other assets	38,486	—
Reduction of credit facility	(152,960)	—
Reduction of other liabilities	(50,938)	—
Assumption of mortgage loans	—	5,634

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
As of June 30, 2008, the Company owned and operated 357 industrial and 297 office properties (the “Wholly Owned Properties in Operation”) totaling 62.0 million square feet. In addition, as of June 30, 2008, the Company owned 25 properties under development, which when completed are expected to comprise 5.0 million square feet (the “Wholly Owned Properties under Development”) and 1,326 acres of developable land, substantially all of which is zoned for commercial use. Additionally, as of June 30, 2008, the Company had an ownership interest, through unconsolidated joint ventures, in 44 industrial and 49 office properties totaling 12.8 million square feet (the “JV Properties in Operation” and, together with the Wholly Owned Properties in Operation, the “Properties in Operation”), four properties under development, which when completed are expected to comprise 697,000 square feet (the “JV Properties under Development” and, together with the Wholly Owned Properties under Development, the “Properties under Development”). The Company also has an ownership interest through unconsolidated joint ventures in 714 acres of developable land, substantially all of which is zoned for commercial use.
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
Consistent with the slow down in the economy, rental demand for the Properties in Operation declined for the six months ended June 30, 2008 as compared to the year ended December 31, 2007. The Company successfully leased 5.1 million square feet during the three months ended June 30, 2008 and attained occupancy of 92.0% for the Wholly Owned Properties in Operation and 95.4% for the Joint Venture Properties in Operation for a combined occupancy of 92.5% for the Properties in Operation as of that date. The Company believes that straight line rents on renewal and replacement leases for 2008 will on average be equal to or up to 2% greater than rents on expiring leases. Furthermore, the Company believes that average occupancy for its Properties in Operation will not increase or decrease by more than 1% for 2008 compared to 2007.
WHOLLY OWNED CAPITAL ACTIVITY
Acquisitions
During the six months ended June 30, 2008, conditions for the acquisition of properties were unsettled because of adverse events in the credit markets. During the three and six months ended June 30, 2008, the Company did not acquire any properties. For 2008, the Company believes that it may not reach the low end of its guidance for property acquisitions which is $100 million to $200 million for the year.
Dispositions
During the six months ended June 30, 2008, market conditions for dispositions were unsettled, which the Company again attributes to adverse events in the credit markets. Disposition activity allows the Company to, among other things, (1) reduce its holdings in certain markets and product types within a market; (2) lower the average age of the portfolio; and (3) take advantage of favorable market conditions to optimize the cash proceeds from the sale of certain assets. During the three months ended June 30, 2008, the Company realized proceeds of $5.3 million from the sale of one operating property representing 84,000 square feet. From January 1, 2008 to June 30, 2008, the Company realized proceeds of $11.1 million from the sale of two operating properties representing 105,000 square feet and 13 acres of land. For 2008, the Company believes that proceeds from dispositions for the year will be at the lower end of its guidance which is $250 million to $350 million.

Development
The Company continues to pursue development opportunities. During the three months ended June 30, 2008, the Company brought into service four Wholly Owned Properties under Development representing 782,000 square feet and a Total Investment of $46.9 million, and initiated $50.5 million in real estate development. During the six months ended June 30, 2008, the Company brought into service seven Wholly Owned Properties under Development representing 1.0 million square feet and a Total Investment of $70.1 million, and initiated $140.6 million in real estate development. “Total Investment” for a property is defined as the property’s purchase price plus closing costs and management’s estimate, as determined at the time of acquisition, of the cost of necessary building improvements in the case of acquisitions, or land costs and land and building improvement costs in the case of development projects, and, where appropriate, other development costs and carrying costs. As of June 30, 2008, the projected Total Investment of the Wholly Owned Properties under Development was $453.2 million. For 2008, the Company believes that it will bring into service from its development pipeline approximately $200 million to $300 million of Total Investment in operating real estate.
JOINT VENTURE CAPITAL ACTIVITY
The Company periodically enters into joint venture relationships in connection with the execution of its real estate operating strategy.
Acquisitions
During the six months ended June 30, 2008, none of the unconsolidated joint ventures in which the Company held an interest acquired any properties. For 2008, the Company believes that property acquisitions by unconsolidated joint ventures in which the Company has an interest may not reach the low end of guidance which is $200 million to $250 million for the year.
Dispositions
During the six months ended June 30, 2008, a joint venture in which the Company holds a 50% interest realized proceeds of $1.4 million from the sale of one acre of land. None of the unconsolidated joint ventures in which the Company holds an interest anticipate any further dispositions during the remainder of 2008.
Development
During the three and six months ended June 30, 2008, a joint venture in which the Company holds a 50% interest brought into service one Joint Venture Property under Development representing 55,000 square feet and a Total Investment of $25.9 million. As of June 30, 2008, the projected Total Investment of Joint Venture Properties under Development was $157.1 million. For 2008, the Company expects unconsolidated joint ventures (excluding Comcast Center) in which it holds an interest to bring into service $50 million to $70 million of Total Investment in operating properties.
Liberty/Commerz 1701 JFK Boulevard, LP
On April 13, 2006, the Company entered into a joint venture pursuant to which it sold an 80% interest in the equity of Comcast Center, a 1.25 million square foot office tower the Company was developing in Philadelphia, Pennsylvania. The transaction valued the property at $512 million. Under the terms of the joint venture arrangement, the Company is obligated to complete the development and lease up of the office building. Upon signing the joint venture agreement and through March 30, 2008, the criteria for sale recognition in accordance with SFAS No. 66, “Accounting for the Sale of Real Estate” (“SFAS 66”) had not been met and the transaction was accounted for as a financing arrangement.
On March 31, 2008, a $324 million, ten-year secured permanent financing at a rate of 6.15% for Comcast Center was funded. The proceeds from this financing were used to pay down outstanding borrowings on the Company’s Credit Facility.
On March 31, 2008, all conditions for sale treatment as outlined in SFAS No. 66 were satisfied and the Company recognized the sale of Comcast Center to an unconsolidated joint venture. Profit on the transaction has been deferred until the costs of the project can be reasonably estimated.
During the three months ended June 30, 2008, Liberty/Commerz 1701 JFK Boulevard, LP brought into service 285,000 square feet of Comcast Center equaling $116.2 million of Total Investment. During the six months ended June 30, 2008, the Company brought into service the final 306,000 square feet of Comcast Center equaling $124.1 million of Total Investment.

PROPERTIES IN OPERATION
The composition of the Company’s Properties in Operation as of June 30, 2008 and 2007 is as follows (in thousands, except dollars and percentages):

	Net Rent
	Per Square Foot		Total Square Feet		Percent Occupied
	June 30		June 30		June 30
	2008	2007	2008	2007	2008	2007
Wholly Owned Properties in Operation:
Industrial-Distribution	$4.48	$4.34	27,083	27,296	93.6%	90.2%
Industrial-Flex	$9.37	$8.81	10,240	12,405	88.6%	92.3%
Office	$14.18	$13.82	19,732	21,215	91.6%	90.9%

	$8.71	$8.56	57,055	60,916	92.0%	90.9%

	Net Rent
	Per Square Foot		Total Square Feet		Percent Occupied
	June 30		June 30		June 30
	2008	2007	2008	2007	2008	2007
Joint Venture Properties in Operation:
Industrial-Distribution	$4.09	$3.60	7,786	6,934	97.1%	92.2%
Industrial-Flex	$33.97	$28.64	153	171	89.5%	100.0%
Office	$25.26	$36.56	4,240	364	92.6%	94.7%

	$11.83	$5.86	12,179	7,469	95.4%	92.5%

	Net Rent
	Per Square Foot		Total Square Feet		Percent Occupied
	June 30		June 30		June 30
	2008	2007	2008	2007	2008	2007
Properties in Operation:
Industrial-Distribution	$4.39	$4.19	34,869	34,230	94.3%	90.6%
Industrial-Flex	$9.73	$9.10	10,393	12,576	88.6%	92.4%
Office	$16.14	$14.22	23,972	21,579	91.8%	91.0%

	$9.26	$8.27	69,234	68,385	92.5%	91.1%

Geographic segment data for the three and six months ended June 30, 2008 and 2007 are included in Note 2 to the Company’s financial statements.
Forward-Looking Statements
When used throughout this report, the words “believes,” “anticipates” and “expects” and similar expressions are intended to identify forward-looking statements. Such statements indicate that assumptions have been used that are subject to a number of risks and uncertainties that could cause actual financial results or management plans and objectives to differ materially from those projected or expressed herein, including: the effect of national and regional economic conditions; rental demand; the Company’s ability to identify, and enter into agreements with, suitable joint venture partners in situations where it believes such arrangements are advantageous; the Company’s ability to identify and secure additional properties and sites, both for itself and the joint ventures to which it is a party, that meet its criteria for acquisition or development; the availability and cost of capital; the effect of prevailing market interest rates; risks related to the integration of the operations of entities that we have acquired or may acquire; risks related to litigation; and other risks described from time to time in the Company’s filings with the SEC. Given these uncertainties, readers are cautioned not to place undue reliance on such statements.

Critical Accounting Policies and Estimates
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for a discussion of critical accounting policies which include capitalized costs, revenue recognition, allowance for doubtful accounts, impairment of real estate and intangibles. During the three months ended June 30, 2008, there were no material changes to these policies.
Results of Operations
The following discussion is based on the consolidated financial statements of the Company. It compares the results of operations of the Company for the three and six months ended June 30, 2008 with the results of operations of the Company for the three and six months ended June 30, 2007. As a result of the varying levels of development, acquisition and disposition activities by the Company in 2008 and 2007, the overall operating results of the Company during such periods are not directly comparable. However, certain data, including the Same Store comparison, do lend themselves to direct comparison.
This information should be read in conjunction with the accompanying condensed consolidated financial statements and notes included elsewhere in this report.
Comparison of Three and Six Months Ended June 30, 2008 to Three and Six Months Ended June 30, 2007
Overview
The Company’s average gross investment in operating real estate owned for the three months ended June 30, 2008 increased to $4,943.9 million from $4,401.5 million for the three months ended June 30, 2007, and for the six months ended June 30, 2008 increased to $5,159.2 million from $4,312.4 million for the six months ended June 30, 2007. These increases in operating real estate resulted in increases in rental revenue, operating expense reimbursement, rental property operating expenses, real estate taxes and depreciation and amortization expense.
Total operating revenue increased to $186.4 million for the three months ended June 30, 2008 from $168.3 million for the three months ended June 30, 2007 and increased to $379.8 million for the six months ended June 30, 2008 from $332.9 million for the six months ended June 30, 2007. The $18.1 million increase during the three months ended June 30, 2008 compared to the same period in 2007 was primarily due to the increase in investment in operating real estate and the increase in operating revenue from the Same Store group of properties, discussed below. The $46.9 million increase during the six months ended June 30, 2008 compared to the same period in 2007 was primarily due to the increase in investment in operating real estate and the increase in operating revenue from the Same Store group of properties, discussed below, and an increase in “Termination Fees,” which totaled $1.9 million for the six months ended June 30, 2008 as compared to $1.3 million for the same period in 2007. Termination Fees are fees that the Company agrees to accept in consideration for permitting certain tenants to terminate their leases prior to the contractual expiration date. Termination Fees are included in rental revenue.

Segments
The Company evaluates the performance of the Properties in Operation by reportable segment (see Note 2 to the Company’s financial statements for a reconciliation to net income). The following table identifies changes in reportable segments (dollars in thousands):
Property Level Operating Income:

	Three Months Ended				Six Months Ended
	June 30, 2008	June 30, 2007	% inc (dec)		June 30, 2008	June 30, 2007	% inc (dec)
Delaware Valley
- SE Pennsylvania	$30,100	$28,371	6.1%	(1)	$60,438	$56,778	6.4%	(1)
- Other	9,287	8,994	3.3%		18,884	18,620	1.4%
Midwest
- Lehigh/Central PA	17,889	16,512	8.3%	(1)	35,853	32,376	10.7%	(1)
- Other	13,125	13,087	0.3%		25,862	25,451	1.6%
Mid-Atlantic	26,462	22,663	16.8%	(2)	52,720	44,739	17.8%	(2)
South	27,557	24,514	12.4%	(1)	54,576	48,934	11.5%	(1)
Philadelphia	14	(1)	N/A		7,901	(3)	N/A	(3)
United Kingdom	1,151	398	189.2%	(1)	1,834	661	177.5%	(1)

Totals	$125,585	$114,538	9.6%		$258,068	$227,556	13.4%

(1)	The increases for the three and six months ended June 30, 2008 versus the three and six months ended June 30, 2007 were primarily due to an increase in average gross investment in operating real estate and an increase in rental rates during 2008. The increases were partially offset by a decrease in occupancy in 2008 compared to 2007.

(2)	The increases for the three and six months ended June 30, 2008 versus the three and six months ended June 30, 2007 were primarily due to an increase in average gross investment in operating real estate, an increase in rental rates and increased occupancy during 2008 compared to 2007.

(3)	The increase for the six months ended June 30, 2008 versus the six months ended June 30, 2007 was due to the operations of Comcast Center in 2008. Comcast Center was a development project during the six months ended June 30, 2007 but was partially in service during the three months ended March 31, 2008. On March 31, 2008 all conditions for sale treatment as outlined in SFAS No. 66 were satisfied and the Company recognized the sale of Comcast Center to an unconsolidated joint venture.
Same Store
Property level operating income, exclusive of Termination Fees, for the Same Store properties decreased to $110.3 million for the three months ended June 30, 2008 from $110.6 million for the three months ended June 30, 2007 on a straight line basis (which recognizes rental revenue evenly over the life of the lease) and increased to $109.6 million for the three months ended June 30, 2008 from $108.9 million for the three months ended June 30, 2007 on a cash basis. The decrease of 0.3% on a straight line basis was primarily due to a decrease in occupancy for the Same Store properties. The increase of 0.6% on a cash basis was due to an increase in cash rental revenue which increase is partially offset by the decrease in occupancy.
Property level operating income, exclusive of Termination Fees, for the Same Store properties decreased to $220.5 million for the six months ended June 30, 2008 from $222.3 million for the six months ended June 30, 2007 on a straight line basis (which recognizes rental revenue evenly over the life of the lease) and decreased to $218.4 million for the six months ended June 30, 2008 from $218.8 million for the six months ended June 30, 2007 on a cash basis. These decreases of 0.8% and 0.2%, respectively, were primarily due to a decrease in occupancy for the Same Store properties.
Management generally considers the performance of the Same Store properties to be a useful financial performance measure because the results are directly comparable from period to period. Management further believes that the performance comparison should exclude Termination Fees since they are more event specific and are not representative of ordinary performance results. In addition, Same Store property level operating income exclusive of Termination Fees is considered by management to be a more reliable indicator of the portfolio’s baseline performance. The Same Store properties consist of the 600 properties totaling approximately 53.8 million square feet owned on January 1, 2007 and excluding properties sold through June 30, 2008.
Set forth below is a schedule comparing the property level operating income, on a straight line basis and on a cash basis, for the Same Store properties for the three and six months ended June 30, 2008 and

2007. Same Store property level operating income is a non-GAAP measure and does not represent income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures because it does not reflect the consolidated operations of the Company. Investors should review Same Store results, along with Funds from operations (see “Liquidity and Capital Resources” section), GAAP net income and cash flow from operating activities, investing activities and financing activities when considering the Company’s operating performance. Also, set forth below is a reconciliation of Same Store property level operating income to net income (in thousands).

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Same Store:
Rental revenue	$112,134	$112,453	$225,088	$225,205
Operating expenses:
Rental property expense	35,311	35,277	71,492	70,812
Real estate taxes	20,799	17,431	38,586	32,986
Operating expense recovery	(54,251)	(50,835)	(105,500)	(100,901)

Unrecovered operating expenses	1,859	1,873	4,578	2,897

Property level operating income	110,275	110,580	220,510	222,308
Less straight line rent	662	1,642	2,098	3,553

Cash basis property level operating income	$109,613	$108,938	$218,412	$218,755

Reconciliation of non-GAAP financial measure:
Property level operating income — Same Store	$110,275	$110,580	$220,510	$222,308
Property level operating income — properties purchased or developed subsequent to January 1, 2007	14,649	3,392	35,616	3,962
Termination fees	661	566	1,942	1,286
General and administrative expense	(13,070)	(12,643)	(27,037)	(25,726)
Depreciation and amortization expense	(43,892)	(37,396)	(87,866)	(73,241)
Other income (expense)	(34,282)	(25,993)	(73,618)	(50,481)
Gain on property dispositions	835	1,299	1,476	1,451
Income taxes	(580)	(213)	(1,064)	(514)
Minority interest	(6,630)	(6,045)	(13,036)	(11,524)
Equity in earnings of unconsolidated joint ventures	1,010	326	1,387	1,055
Discontinued operations, net of minority interest	2,653	18,554	3,280	23,549

Net income	$31,629	$52,427	$61,590	$92,125

General and Administrative
General and administrative expenses increased to $13.1 million for the three months ended June 30, 2008 from $12.6 million for the three months ended June 30, 2007 and increased to $27.0 million for the six months ended June 30, 2008 from $25.7 million for the six months ended June 30, 2007. These increases were primarily due to increases in costs related to compensation expense and increases in personnel consistent with the size and complexity of the Company.
Depreciation and Amortization
Depreciation and amortization increased to $43.9 million for the three months ended June 30, 2008 from $37.4 million for the three months ended June 30, 2007 and increased to $87.9 million for the six months ended June 30, 2008 from $73.2 million for the six months ended June 30, 2007. These increases were primarily due to the increase in gross investment in operating real estate during the respective periods and particularly the increased investment in tenant improvement costs, which are depreciated over a shorter period than buildings.
Interest Expense
Interest expense increased to $37.3 million for the three months ended June 30, 2008 from $28.9 million for the three months ended June 30, 2007 and increased to $79.7 million for the six months ended June 30, 2008 as compared to $55.9 million for the six months ended June 30, 2007. These increases were related to an increase in the average debt outstanding, which was $2,696.8 million for the three months ended March 31, 2008, compared to $2,610.3 million for the three months ended June 30, 2007 and

$2,949.6 million for the six months ended June 30, 2008 compared to $2,536.2 million for the six months ended June 30, 2007 and a decrease in capitalized interest costs primarily due to Comcast Center coming into service in late 2007 and 2008. The effect of the increase in the average debt outstanding and the decrease in capitalized interest costs was partially offset by a decrease in the weighted average interest rate to 6.2% for the three and six months ended June 30, 2008 from 6.5% for the three and six months ended June 30, 2007.
Interest expense allocated to discontinued operations for the three months ended June 30, 2008 and 2007 was $10,000 and $1.5 million, respectively and for the six months ended June 30, 2008 and 2007 was $42,000 and $3.4 million, respectively. These decreases were due to the decrease in the level of dispositions in 2008 compared to 2007.
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
Gain on property dispositions decreased to a gain of $835,000 for the three months ended June 30, 2008 compared to a gain of $1.3 million for the three months ended June 30, 2007 and the gain was $1.5 million for the six months ended June 30, 2008 and for the six months ended June 30, 2007. The decrease for the three month periods was due to a decrease in gains on the sale of land.
Income from discontinued operations decreased to $2.7 million for the three month period ended June 30, 2008 compared to $18.6 million for the three month period ended June 30, 2007 and decreased to $3.3 million for the six month period ended June 30, 2008 compared to $23.5 million for the six month period ended June 30, 2007. The decrease for the three month period ended June 30, 2008 was primarily due to the decrease in gains recognized on sales which were $2.8 million for the three months ended June 30, 2008 compared to $17.4 million for the three months ended June 30, 2007. The decrease for the six month period ended June 30, 2008 was primarily due to the decrease in gains recognized on sales which were $3.4 million for the six months ended June 30, 2008 compared to $20.2 million for the six months ended June 30, 2007.
As a result of the foregoing, the Company’s net income decreased to $31.6 million for the three months ended June 30, 2008 from $52.4 million for the three months ended June 30, 2007 and decreased to $61.6 million for the six months ended June 30, 2008 from $92.1 million for the six months ended June 30, 2007.
Liquidity and Capital Resources
As of June 30, 2008, the Company had cash and cash equivalents of $68.1 million, including $54.5 million in restricted cash.
Net cash flow provided by operating activities decreased to $113.5 million for the six months ended June 30, 2008 from $244.3 million for the six months ended June 30, 2007. This $130.8 million decrease was primarily due to a change in restricted cash and other liabilities. The change in restricted cash is due to the restriction of funds in the United Kingdom for the payment of infrastructure costs. The change in other liabilities is due to a decrease in costs accrued in conjunction with development activities. Net cash flow provided by operating activities is the primary source of liquidity to fund distributions to shareholders and for the recurring capital expenditures and leasing transaction costs for the Company’s Wholly Owned Properties in Operation. The current net cash flow is not sufficient to cover these items. The shortfall for 2008 is estimated to be less than the low end of guidance which is $20 million to $25 million. The Company anticipates covering this shortfall through additional borrowings and asset dispositions.
Net cash provided by investing activities was $91.4 million for the six months ended June 30, 2008 compared to net cash used of $415.3 million for the six months ended June 30, 2007. This $506.7 million change primarily resulted from an increase in net proceeds from the disposition of properties/land and a decrease in investment in properties, development in progress and land held for development. Net cash from the disposition of properties was provided primarily through the sale of Comcast Center to an unconsolidated joint venture. The joint venture obtained the funds to purchase the property through the funding of a $324 million permanent financing. See Note 4 to the Company’s financial statements.
Net cash used in financing activities was $229.4 million for the six months ended June 30, 2008 compared to net cash provided of $129.1 million for the six months ended June 30, 2007. This $358.5 million change was primarily due to the increased repayments on the Credit Facility relating to the dispositions during the six months ended June 30, 2008 and a decrease in proceeds from the Credit Facility due to decreased investment activity. Net cash provided by or used in financing activities includes proceeds from the issuance of equity and debt, net of debt repayments and equity repurchases and shareholder distributions. Cash provided by financing activities is a source of capital utilized by the Company to fund investment activities.
The Company funds its development and acquisitions with long-term capital sources and proceeds from the disposition of properties. For the six months ended June 30, 2008, a significant portion of these activities were funded through a $600 million Credit Facility (the “Credit Facility”). The interest rate on borrowings under the Credit Facility fluctuates based upon ratings from Moody’s Investors Service, Inc. (“Moody’s”), Standard and Poor’s Ratings Group (“S&P”) and Fitch, Inc. (“Fitch”). The current ratings for the Company’s senior unsecured debt are Baa2, BBB and BBB+ from Moody’s, S&P and Fitch, respectively. At these ratings, the interest rate for borrowings under the Credit Facility is 65 basis points over LIBOR. The Credit Facility contains an accordion feature whereby the Company may borrow an additional $200 million. The Credit Facility expires in January 2010, and has a one-year extension option.
Additionally, the Company has entered into an agreement to fund its planned improvements for the Kings Hill Phase 2 land development project. At June 30, 2008, the Company had drawn down £1.3 million from a £7 million revolving credit facility. The facility expires on November 22, 2011.
The Company uses debt financing to lower its overall cost of capital in an attempt to increase the return to shareholders. The Company staggers its debt maturities and maintains debt levels it considers to be prudent. In determining its debt levels, the Company considers various financial measures including the debt to gross assets ratio and the fixed charge coverage ratio. As of June 30, 2008 the Company’s debt to gross assets ratio was 44.1%, and for the six months ended June 30, 2008, the fixed charge coverage ratio was 2.3x. Debt to gross assets equals total long-term debt, borrowings under the Credit Facility divided by total assets plus accumulated depreciation. The fixed charge coverage ratio equals income from continuing operations before property dispositions and minority interest, including operating activity from discontinued operations, plus interest expense and depreciation and amortization, divided by interest expense, including capitalized interest, plus distributions on preferred units.
As of June 30, 2008, $207.5 million in mortgage loans and $2,155.0 million in unsecured notes were outstanding with a weighted average interest rate of 6.6%. The interest rates on $2,359.9 million of mortgage loans and unsecured notes are fixed and range from 5.00% to 8.75%. The weighted average remaining term for these mortgage loans and unsecured notes is 5.4 years.
The scheduled principal amortization and maturities of the Company’s mortgage loans, unsecured notes outstanding and the Credit Facility and the related weighted average interest rates as of June 30, 2008 are as follows (in thousands, except percentages):

	MORTGAGES					WEIGHTED
	PRINCIPAL	PRINCIPAL	UNSECURED	CREDIT		AVERAGE
	AMORTIZATION	MATURITIES	NOTES	FACILITY	TOTAL	INTEREST RATE
2008 (6 months)	$4,058	$446	$—	$—	$4,504	7.12%
2009	6,589	46,314	270,000	—	322,903	7.76%
2010	5,823	4,736	200,000	375,000	585,559	5.00%
2011	5,160	13,356	250,000	—	268,516	7.24%
2012	4,336	32,875	235,000	—	272,211	6.47%
2013	3,857	4,510	—	—	8,367	5.79%
2014	3,888	2,684	200,000	—	206,572	5.66%
2015	3,336	44,469	300,000	—	347,805	5.25%
2016	2,409	16,880	300,000	—	319,289	5.55%
2017	1,770	—	300,000	—	301,770	6.62%
2018 & thereafter	—	—	100,000	—	100,000	7.50%

	$41,226	$166,270	$2,155,000	$375,000	$2,737,496	6.11%

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
The expiring square feet and annual net rent by year for the Properties in Operation as of June 30, 2008 are as follows (in thousands):

	Industrial-		Industrial-
	Distribution		Flex		Office		Total
Wholly Owned Properties	Square	Annual	Square	Annual	Square	Annual	Square	Annual
in Operation:	Feet	Rent	Feet	Rent	Feet	Rent	Feet	Rent
2008 (6 months)	1,562	$6,512	529	$5,182	891	$12,667	2,982	$24,361
2009	3,495	15,930	1,761	16,415	2,705	39,476	7,961	71,821
2010	3,366	16,238	1,740	16,910	2,983	43,228	8,089	76,376
2011	2,815	12,895	1,155	11,573	2,095	32,543	6,065	57,011
2012	4,701	23,535	1,485	14,519	2,411	41,921	8,597	79,975
2013	1,704	8,911	1,311	13,620	2,364	39,220	5,379	61,751
Thereafter	9,441	51,496	2,259	27,837	6,283	107,081	17,983	186,414

TOTAL	27,084	$135,517	10,240	$106,056	19,732	$316,136	57,056	$557,709

	Industrial-		Industrial-
	Distribution		Flex		Office		Total
Joint Venture Properties	Square	Annual	Square	Annual	Square	Annual	Square	Annual
in Operation:	Feet	Rent	Feet	Rent	Feet	Rent	Feet	Rent
2008 (6 months)	264	$1,060	5	$148	252	$4,851	521	$6,059
2009	1,445	5,720	11	321	549	12,612	2,005	18,653
2010	1,073	4,354	24	893	348	8,379	1,445	13,626
2011	692	2,942	11	375	452	11,535	1,155	14,852
2012	438	1,891	63	2,128	180	5,329	681	9,348
2013	492	2,040	—	—	248	6,138	740	8,178
Thereafter	3,382	16,960	39	1,358	2,211	76,827	5,632	95,145

TOTAL	7,786	$34,967	153	$5,223	4,240	$125,671	12,179	$165,861

	Industrial-		Industrial-
	Distribution		Flex		Office		Total
Properties	Square	Annual	Square	Annual	Square	Annual	Square	Annual
in Operation:	Feet	Rent	Feet	Rent	Feet	Rent	Feet	Rent
2008 (6 months)	1,826	$7,572	534	$5,330	1,143	$17,518	3,503	$30,420
2009	4,940	21,650	1,772	16,736	3,254	52,088	9,966	90,474
2010	4,439	20,592	1,764	17,803	3,331	51,607	9,534	90,002
2011	3,507	15,837	1,166	11,948	2,547	44,078	7,220	71,863
2012	5,139	25,426	1,548	16,647	2,591	47,250	9,278	89,323
2013	2,196	10,951	1,311	13,620	2,612	45,358	6,119	69,929
Thereafter	12,823	68,456	2,298	29,195	8,494	183,908	23,615	281,559

TOTAL	34,870	$170,484	10,393	$111,279	23,972	$441,807	69,235	$723,570

The Company believes that its existing sources of capital will provide sufficient funds to finance its continued development and acquisition activities. The scheduled deliveries of the 5.7 million square feet of Properties under Development as of June 30, 2008 are as follows (dollars in thousands):

		Square Feet
	Scheduled	Industrial-	Industrial-			Percent	Total
	In-Service Date	Distribution	Flex	Office	Total	Leased	Investment
Wholly Owned Properties under Development	3rd Quarter 2008	918,375	115,600	—	1,033,975	83.6%	$62,400
	4th Quarter 2008	963,540	—	103,700	1,067,240	9.8%	66,982
	1st Quarter 2009	—	—	90,472	90,472	46.2%	16,589
	2nd Quarter 2009	920,400	126,000	158,708	1,205,108	3.9%	88,838
	3rd Quarter 2009	654,040	68,500	437,236	1,159,776	26.1%	143,712
	4th Quarter 2009	345,500	—	—	345,500	100.0%	50,452
	2nd Quarter 2010	—	—	95,261	95,261	38.3%	24,249

	TOTAL	3,801,855	310,100	885,377	4,997,332	34.9%	$453,222

Joint Venture Properties under Development	3rd Quarter 2008	296,100	—	—	296,100	63.2%	18,804
	3rd Quarter 2009	225,000	—	—	225,000	—	11,675
	4th Quarter 2009	—	—	176,394	176,394	2.8%	126,599

	TOTAL	521,100	—	176,394	697,494	27.5%	$157,078

Total Properties under Development	TOTAL	4,322,955	310,100	1,061,771	5,694,826	34.0%	$610,300

The Company’s existing sources of capital include the public debt and equity markets, proceeds from dispositions of properties, equity contributions by joint venture partners and net cash provided from operating activities. Additionally, the Company expects to incur variable rate debt, including borrowings under the Credit Facility, from time to time.
The Company has an effective S-3 shelf registration statement on file with the SEC pursuant to which the Trust and the Operating Partnership may issue an unlimited amount of equity securities and debt securities, respectively.
Calculation of Funds from Operations
The National Association of Real Estate Investment Trusts (“NAREIT”) has issued a standard definition for Funds from operations (as defined below). The SEC has agreed to the disclosure of this non-GAAP financial measure on a per share basis in its Release No. 34-47226, Conditions for Use of Non-GAAP Financial Measures. The Company believes that the calculation of Funds from operations is helpful to investors and management as it is a measure of the Company’s operating performance that excludes depreciation and amortization and gains and losses from property dispositions. As a result, year over year comparison of Funds from operations reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, providing perspective not immediately apparent from net income. In addition, management believes that Funds from operations provides useful information to the investment community about the Company’s financial performance when compared to other REITs since Funds from operations is generally recognized as the standard for reporting the operating performance of a REIT. Funds from operations available to common shareholders is defined by NAREIT as net income (computed in accordance with generally accepted accounting principles (“GAAP”)), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Funds from operations available to common shareholders does not represent net income as defined by GAAP and does not necessarily indicate that cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income as an indicator of the Company’s operating performance or to cash flows as a measure of liquidity.
Funds from operations (“FFO”) available to common shareholders also does not represent cash flows generated from operating, investing or financing activities as defined by GAAP. Funds from operations available to common shareholders for the three and six months ended June 30, 2008 and 2007 are as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Reconciliation of net income to FFO — basic

Net Income	$31,629	$52,427	$61,590	$92,125

Basic — Income available to common shareholders	31,629	52,427	61,590	92,125
Basic — income available to common shareholders per weighted average share	$0.34	$0.57	$0.67	$1.01

Adjustments:
Depreciation and amortization of unconsolidated joint ventures	4,329	844	7,877	1,685
Depreciation and amortization	43,252	39,062	86,630	76,989
Gain on property dispositions	(3,164)	(18,549)	(4,132)	(21,936)
Minority interest share in addback for depreciation and amortization and gain on property dispositions	(1,914)	(938)	(3,909)	(2,484)

Funds from operations available to common shareholders — basic	$74,132	$72,846	$148,056	$146,379

Basic Funds from operations available to common shareholders per weighted average share	$0.80	$0.80	$1.61	$1.60

Reconciliation of net income to FFO - diluted:

Net Income	$31,629	$52,427	$61,590	$92,125

Diluted — income available to common shareholders	31,629	52,427	61,590	92,125
Diluted — income available to common shareholders per weighted average share	$0.34	$0.57	$0.67	$1.00

Adjustments:
Depreciation and amortization of unconsolidated joint ventures	4,329	844	7,877	1,685
Depreciation and amortization	43,252	39,062	86,630	76,989
Gain on property dispositions	(3,164)	(18,549)	(4,132)	(21,936)
Minority interest less preferred share distributions and excess of preferred unit redemption over carrying amount	1,428	2,407	2,780	4,222

Funds from operations available to common shareholders — diluted	$77,474	$76,191	$154,745	$153,085

Diluted Funds from operations available to common shareholders per weighted average share	$0.80	$0.79	$1.60	$1.59

Reconciliation of weighted average shares:
Weighted average common shares — all basic calculations	92,323	91,597	92,019	91,318
Dilutive shares for long term compensation plans	378	731	229	850

Diluted shares for net income calculations	92,701	92,328	92,248	92,168
Weighted average common units	4,190	4,190	4,190	4,190

Diluted shares for Funds from operations calculations	96,891	96,518	96,438	96,358

Inflation
Inflation has remained relatively low in recent years, and as a result, it has not had a significant impact on the Company during this period. In the past 12 months there has been a dramatic increase in the price of oil and other commodities which will result in an increase in the annual rate of inflation. To the extent an increase in inflation would result in increased operating costs, such as in insurance, real estate taxes and utilities, substantially all of the tenants’ leases require the tenants to absorb these costs as part of their rental obligations. In addition, inflation also may have the effect of increasing market rental rates. The Credit Facility bears interest at variable rates; therefore, the amount of interest payable under the Credit Facility is influenced by changes in short-term interest rates, which tend to be sensitive to inflation. However, weakness in the national economy has resulted in Federal Reserve Board action designed to discourage increases in interest rates.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes to the Company’s exposure to market risk since its Annual Report on Form 10-K for the year ended December 31, 2007.
Item 4. Controls and Procedures
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
Changes in Internal Controls
There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The Company has been substituted for Republic as a party to certain litigation as a result of the Company’s acquisition of Republic on October 4, 2007. The litigation arises out of a dispute between Republic and certain parties, two of whom were members of Republic’s Board of Trustees and “founders” of Republic. The dispute includes claims arising from the termination of a development arrangement in West Palm Beach, Florida and an attempt by Republic to acquire a certain office property from an entity controlled by the aforementioned related parties pursuant to an option agreement entered into at the time of Republic’s formation. The litigation has been summarized in previous filings. Material developments in the litigation are summarized below.
As noted in prior filings, on March 28, 2007, Republic filed a lawsuit against Messrs. Kramer and Grigg and Republic Properties Corporation in the United States District Court of the District of Columbia. This lawsuit asserts, among other things, claims against (i) all three defendants for (a) federal and state securities fraud and (b) common law fraud; (ii) Messrs. Kramer and Grigg for (a) federal and state control person liability and (b) unjust enrichment; and (iii) Republic Properties Corporation for (a) breach of contract and (b) indemnification. The Company seeks, among other remedies, (i) damages in an amount not less than $1.2 million, the approximate value (at the time of issuance) of the partnership units issued by Republic Property Limited Partnership to Republic Properties Corporation in connection with the West Palm Beach City Center Development Contribution Agreement, (ii) additional damages incurred by Republic as a result of the termination of the West Palm Beach Professional Services Agreement, (iii) recovery of the costs, including attorneys fees, associated with a previously-disclosed independent investigation, (iv) reimbursement for Republic’s expenses in this litigation, including attorneys’ fees, and (v) other damages, including punitive damages, in an amount to be finally determined at trial. On April 27, 2007, Republic filed an Amended Complaint in the District of Columbia District Court action, adding to the claims set forth immediately above a claim for declaratory judgment that Mr. Kramer was not entitled to advancement or reimbursement of any of the fees sought in his Maryland litigation. Republic Properties Corporation, Messrs. Kramer and Grigg filed motions to dismiss this lawsuit. On March 31, 2008, the Court granted the motion to dismiss. The Company filed a motion for reconsideration of the grant of the motion to dismiss on April 14, 2008. On April 28, 2008 Republic Properties Corporation and Messrs. Kramer and Grigg filed their opposition to the Company’s motion and on May 8, 2008 the Company replied to their opposition. No further action is required prior to the judge’s ruling on the motion, which is pending.
As noted in prior filings, on June 15, 2007, Republic filed a lawsuit against 25 Massachusetts Avenue Property, LLC (the “Owner”) of Republic Square I, an office building in Washington, D.C. (the “Option Property”) in the Court of Chancery in the State of Delaware. This lawsuit asserts, among other things, that (i) by refusing to accept Republic’s option exercise the Owner has breached the option agreement and (ii) by deciding not to refinance a construction loan on the Option Property and rejecting the lease, the Owner has breached the covenant of good faith and fair dealing implied in every contract governed by the laws of the District of Columbia. Republic sought, among other remedies, to obtain (I) an injunction against the Owner’s sale of the Option Property to any party other than Republic, (II) a declaration that the lease and option exercise are effective and (III) an order that the Owner specifically perform its obligation to sell the Option Property to Republic pursuant to the option agreement. Also on June 15, 2007, Republic filed a Notice of Pendency of Action (Lis Pendens) in the Office of the Recorder of Deeds in the District of Columbia, in order to record Republic’s interest in the Option Property as reflected in the Delaware Chancery Court action. On July 2, 2007, the Owner answered the complaint and counterclaimed, seeking monetary damages related to the Owner’s purported attempts to sell the Option Property to a third party. The matter was tried in 2007. On April 7, 2008, the Court issued an opinion concluding that neither party is entitled to relief and ordering that the Lis Pendens be lifted. On April 15, 2008, the Owner filed a notice of appeal from dismissal of its counterclaims. The parties have fully briefed the Owner’s appeal to the Delaware Supreme Court, to which all appeals are made, and argument or a decision without argument will follow.
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

Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A of Part 1 “Risk Factors,” in our Form 10-K for the year ended December 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
At the 2008 Annual Meeting of Shareholders of the Trust, held on May 15, 2008, the following matters were approved by the requisite vote of the Shareholders, as follows:
1.	Management’s nominees, Frederick F. Buchholz, Thomas C. DeLoach, Jr., Daniel P. Garton and Stephen B. Siegel, were elected to fill the four available positions as Class II trustees. Voting (expressed in number of shares) was as follows: Mr. Buchholz: 77,020,114 for, 3,286,895 against or withheld and no abstentions or broker non-votes; Mr. DeLoach: 79,632,553 for, 674,456 against or withheld and no abstentions or broker non-votes; Mr. Garton: 72,002,167 for, 8,304,841 against or withheld and no abstentions or broker non-votes; and Mr. Siegel: 79,092,201 for, 614,877 against or withheld and no abstentions or broker non-votes.

2.	The shareholders approved a proposal to ratify the selection of Ernst & Young LLP as the Trust’s independent registered public accounting firm for 2008. Voting (expressed in number of shares) was as follows: 79,995,856 for, 264,863 against and 46,290 abstentions or brokers non-votes.
Item 5. Other Information
None.

Item 6. Exhibits

12.1*	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges.

31.1*	Certification of the Chief Executive Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.3*	Certification of the Chief Executive Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.4*	Certification of the Chief Financial Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of the Chief Executive Officer of Liberty Property Trust required under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2*	Certification of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.3*	Certification of the Chief Executive Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.4*	Certification of the Chief Financial Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
LIBERTY PROPERTY TRUST

/s/ WILLIAM P. HANKOWSKY William P. Hankowsky	August 7, 2008 Date
President and Chief Executive Officer

/s/ GEORGE J. ALBURGER, JR George J. Alburger, Jr.	August 7, 2008 Date
Executive Vice President and Chief Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
LIBERTY PROPERTY LIMITED PARTNERSHIP

BY:	Liberty Property Trust
General Partner

/s/ WILLIAM P. HANKOWSKY William P. Hankowsky		August 7, 2008 Date
President and Chief Executive Officer

/s/ GEORGE J. ALBURGER, JR. George J. Alburger, Jr.		August 7, 2008 Date
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

EXHIBIT
NO.	DESCRIPTION

12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges.

31.1	Certification of the Chief Executive Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.3	Certification of the Chief Executive Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.4	Certification of the Chief Financial Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer of Liberty Property Trust required under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2	Certification of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.3	Certification of the Chief Executive Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.4	Certification of the Chief Financial Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)