Form 10-Q
period 2008-09-30
LIBERTY PROPERTY LIMITED PARTNERSHIP; LIBERTY PROPERTY TRUST
filed 2008-11-07
CIK 921113, 921112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrants were required to file such reports) and (2) have been subject to such filing requirements for the past ninety (90) days. Yes  ☑       No  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☑
On November 4, 2008, 98,157,642 Common Shares of Beneficial Interest, par value $0.001 per share, of Liberty Property Trust were outstanding.

Liberty Property Trust/Liberty Property Limited Partnership
Form 10-Q for the period ended September 30, 2008

Index		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed consolidated balance sheets of Liberty Property Trust at September 30, 2008 and December 31, 2007	4

	Condensed consolidated statements of operations of Liberty Property Trust for the three months ended September 30, 2008 and September 30, 2007	5

	Condensed consolidated statements of operations of Liberty Property Trust for the nine months ended September 30, 2008 and September 30, 2007	6

	Condensed consolidated statements of cash flows of Liberty Property Trust for the nine months ended September 30, 2008 and September 30, 2007	7

	Notes to condensed consolidated financial statements of Liberty Property Trust	8

	Condensed consolidated balance sheets of Liberty Property Limited Partnership at September 30, 2008 and December 31, 2007	15

	Condensed consolidated statements of operations of Liberty Property Limited Partnership for the three months ended September 30, 2008 and September 30, 2007	16

	Condensed consolidated statements of operations of Liberty Property Limited Partnership for the nine months ended September 30, 2008 and September 30, 2007	17

	Condensed consolidated statements of cash flows of Liberty Property Limited Partnership for the nine months ended September 30, 2008 and September 30, 2007	18

	Notes to condensed consolidated financial statements of Liberty Property Limited Partnership	19

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	39

Item 4.	Controls and Procedures	39

PART II.	OTHER INFORMATION	40

Item 1.	Legal Proceedings	40

Item 1A.	Risk Factors	40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 3.	Defaults Upon Senior Securities	40

Item 4.	Submission of Matters to a Vote of Security Holders	40

Item 5.	Other Information	41

Item 6.	Exhibits	42

Signatures for Liberty Property Trust		43

Signatures for Liberty Property Limited Partnership		44

Index		Page

Exhibit Index		45
	STATEMENT RE: COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES AND RATIO OF EARNINGS TO COMBINED FIXED CHARGES
	CERTIFICATION OF CEO OF LIBERTY PROPERTY TRUST REQUIRED BY RULE 13A-14(A)
	CERTIFICATION OF CFO OF LIBERTY PROPERTY TRUST REQUIRED BY RULE 13A-14(A)
	CERTIFICATION OF CEO OF LIBERTY PROPERTY TRUST, IN ITS CAPACITY AS THE GENERAL PARTNER OF LIBERTY PROPERTY LIMITED PARTNERSHIP, REQUIRED BY RULE 13A-14(A)
	CERTIFICATION OF CFO OF LIBERTY PROPERTY TRUST, IN ITS CAPACITY AS THE GENERAL PARTNER OF LIBERTY PROPERTY LIMITED PARTNERSHIP, REQUIRED BY RULE 13A-14(A)
	CERTIFICATION OF CEO OF LIBERTY PROPERTY TRUST REQUIRED BY RULE 13A-14(B)
	CERTIFICATION OF CFO OF LIBERTY PROPERTY TRUST REQUIRED BY RULE 13A-14(B)
	CERTIFICATION OF CEO OF LIBERTY PROPERTY TRUST, IN ITS CAPACITY AS THE GENERAL PARTNER OF LIBERTY PROPERTY LIMITED PARTNERSHIP, REQUIRED BY RULE 13A-14(B)
	CERTIFICATION OF CFO OF LIBERTY PROPERTY TRUST, IN ITS CAPACITY AS THE GENERAL PARTNER OF LIBERTY PROPERTY LIMITED PARTNERSHIP, REQUIRED BY RULE 13A-14(B)

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS OF LIBERTY PROPERTY TRUST
(In thousands, except share amounts)

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Real estate:
Land and land improvements	$805,797	$795,939
Building and improvements	4,235,427	4,432,690
Less accumulated depreciation	(956,732)	(863,193)

Operating real estate	4,084,492	4,365,436

Development in progress	294,227	328,138
Land held for development	227,003	247,124

Net real estate	4,605,722	4,940,698

Cash and cash equivalents	29,278	37,989
Restricted cash	41,638	34,567
Accounts receivable	18,782	17,405
Deferred rent receivable	82,653	80,087
Deferred financing and leasing costs, net of accumulated amortization (2008, $136,565; 2007, $119,721)	132,023	144,684
Investments in and advances to unconsolidated joint ventures	255,317	278,383
Assets held for sale	2,145	2,192
Prepaid expenses and other assets	99,139	107,932

Total assets	$5,266,697	$5,643,937

LIABILITIES
Mortgage loans	$205,450	$243,169
Unsecured notes	2,155,000	2,155,000
Credit facility	370,000	622,960
Accounts payable	54,302	44,666
Accrued interest	38,063	39,725
Dividend and distributions payable	60,991	59,849
Other liabilities	207,395	268,926

Total liabilities	3,091,201	3,434,295

Minority interest	369,839	372,621

SHAREHOLDERS’ EQUITY
Common shares of beneficial interest, $.001 par value, 183,987,000 shares authorized; 94,645,598 (includes 1,249,909 in treasury) and 92,817,879 (includes 1,249,909 in treasury) shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	94	93
Additional paid-in capital	2,037,360	1,984,141
Accumulated other comprehensive income	10,750	21,378
Distributions in excess of net income	(190,596)	(116,640)
Common shares in treasury, at cost, 1,249,909 shares as of September 30, 2008 and December 31, 2007	(51,951)	(51,951)

Total shareholders’ equity	1,805,657	1,837,021

Total liabilities and shareholders’ equity	$5,266,697	$5,643,937

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands, except per share amounts)

	Three Months Ended
	September 30, 2008	September 30, 2007
OPERATING REVENUE
Rental	$131,042	$122,864
Operating expense reimbursement	57,935	52,254

Total operating revenue	188,977	175,118

OPERATING EXPENSE
Rental property	38,468	36,121
Real estate taxes	22,305	19,299
General and administrative	13,145	13,142
Depreciation and amortization	44,695	40,146

Total operating expenses	118,613	108,708

Operating income	70,364	66,410

OTHER INCOME (EXPENSE)
Interest and other income	3,333	2,443
Interest expense	(38,909)	(33,043)

Total other income (expense)	(35,576)	(30,600)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures	34,788	35,810
Gain on property dispositions	463	190
Income taxes	(308)	1,022
Minority interest	(6,947)	(5,671)
Equity in earnings (loss) of unconsolidated joint ventures	470	(29)

Income from continuing operations	28,466	31,322

Discontinued operations, net of minority interest (including net gain on property dispositions of $10,232 and $4,145 for the three months ended September 30, 2008 and 2007, respectively)	10,088	5,852

Net income	$38,554	$37,174

Earnings per common share
Basic:
Income from continuing operations	$0.30	$0.35
Income from discontinued operations	0.11	0.06

Income per common share — basic	$0.41	$0.41

Diluted:
Income from continuing operations	$0.30	$0.35
Income from discontinued operations	0.11	0.06

Income per common share — diluted	$0.41	$0.41

Distributions per common share	$0.625	$0.625

Weighted average number of common shares outstanding
Basic	92,928	90,905
Diluted	93,369	91,367
See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands, except per share amounts)

	Nine Months Ended
	September 30, 2008	September 30, 2007
OPERATING REVENUE
Rental	$392,650	$352,262
Operating expense reimbursement	173,337	152,908

Total operating revenue	565,987	505,170

OPERATING EXPENSE
Rental property	114,717	106,165
Real estate taxes	66,615	53,494
General and administrative	40,178	38,866
Depreciation and amortization	132,021	112,897

Total operating expenses	353,531	311,422

Operating income	212,456	193,748

OTHER INCOME (EXPENSE)
Interest and other income	9,459	7,837
Interest expense	(118,336)	(88,641)

Total other income (expense)	(108,877)	(80,804)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures	103,579	112,944
Gain on property dispositions	1,939	1,641
Income taxes	(1,372)	508
Minority interest	(19,948)	(17,154)
Equity in earnings of unconsolidated joint ventures	1,857	1,026

Income from continuing operations	86,055	98,965

Discontinued operations, net of minority interest (including net gain on property dispositions of $13,635 and $24,376 for the nine months ended September 30, 2008 and 2007, respectively)	14,089	30,334

Net income	$100,144	$129,299

Earnings per common share
Basic:
Income from continuing operations	$0.93	$1.09
Income from discontinued operations	0.15	0.33

Income per common share – basic	$1.08	$1.42

Diluted:
Income from continuing operations	$0.93	$1.08
Income from discontinued operations	0.15	0.33

Income per common share – diluted	$1.08	$1.41

Distributions per common share	$1.875	$1.865

Weighted average number of common shares outstanding
Basic	92,324	91,179
Diluted	92,626	91,905
See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands)

	Nine Months Ended
	September 30, 2008	September 30, 2007
OPERATING ACTIVITIES
Net income	$100,144	$129,299
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	132,106	119,378
Amortization of deferred financing costs	3,327	3,002
Equity in earnings of unconsolidated joint ventures	(1,857)	(1,026)
Distributions from unconsolidated joint ventures	700	—
Minority interest in net income	20,583	18,542
Gain on property dispositions	(15,574)	(26,017)
Noncash compensation	7,793	6,691
Changes in operating assets and liabilities:
Restricted cash	(9,755)	25,861
Accounts receivable	(7,763)	(2,770)
Deferred rent receivable	(9,627)	(5,140)
Prepaid expenses and other assets	(28,533)	(25,736)
Accounts payable	10,512	28,004
Accrued interest	(1,662)	(6,474)
Other liabilities	(7,546)	10,616

Net cash provided by operating activities	192,848	274,230

INVESTING ACTIVITIES
Investment in properties	(87,245)	(265,150)
Investments in and advances to unconsolidated joint ventures	(5,580)	(22,854)
Distributions from unconsolidated joint ventures	64,321	1,934
Net proceeds from disposition of properties/land	347,360	284,616
Investment in development in progress	(166,718)	(354,841)
Investment in land held for development	(38,370)	(104,336)
Investment in deferred leasing costs	(23,610)	(36,095)

Net cash provided by (used in) investing activities	90,158	(496,726)

FINANCING ACTIVITIES
Net proceeds from issuance of common shares	45,690	53,754
Purchase of treasury shares	—	(50,624)
Net proceeds from issuance of preferred units	—	99,957
Redemption of preferred units	—	(23,650)
Net proceeds from issuance of unsecured notes	—	446,205
Repayments of unsecured notes	—	(250,000)
Repayments of mortgage loans	(37,437)	(8,118)
Proceeds from credit facility	438,700	917,750
Repayments on credit facility	(538,700)	(791,750)
Increase in deferred financing costs	(25)	(967)
Distribution paid on common shares	(172,953)	(169,745)
Distribution paid on units	(23,628)	(19,838)

Net cash (used in) provided by financing activities	(288,353)	202,974

Net decrease in cash and cash equivalents	(5,347)	(19,522)
(Decrease) increase in cash and cash equivalents related to foreign currency translation	(3,364)	1,816
Cash and cash equivalents at beginning of period	37,989	53,737

Cash and cash equivalents at end of period	$29,278	$36,031

See accompanying notes.

Liberty Property Trust
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2008
Note 1: Organization and Basis of Presentation
Organization
Liberty Property Trust (the “Trust”) is a self-administered and self-managed Maryland real estate investment trust (a “REIT”). Substantially all of the Trust’s assets are owned directly or indirectly, and substantially all of the Trust’s operations are conducted directly or indirectly, by Liberty Property Limited Partnership (the “Operating Partnership” and, collectively with the Trust and their consolidated subsidiaries, the “Company”). The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 95.7% of the common equity of the Operating Partnership at September 30, 2008. The Company provides leasing, property management, development, acquisition and other tenant-related services for a portfolio of industrial and office properties which are located principally within the Mid-Atlantic, Southeastern, Midwestern and Southwestern United States and the United Kingdom. See a description of the Company’s markets in Note 2 to the Company’s financial statements.
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
Income per Common Share
The following table sets forth the computation of basic and diluted income per common share (in thousands except per share amounts):

	For the Three Months Ended September 30, 2008			For the Three Months Ended September 30, 2007
		Weighted			Weighted
		Average			Average
	Income	Shares		Income	Shares
	(Numerator)	(Denominator)	Per Share	(Numerator)	(Denominator)	Per Share
Basic income from continuing operations
Income from continuing operations	$28,466	92,928	$0.30	$31,322	90,905	$0.35

Diluted shares for long-term compensation plans	—	441		—	462

Diluted income from continuing operations
Income from continuing operations and assumed conversions	28,466	93,369	$0.30	31,322	91,367	$0.35

Basic income from discontinued operations
Discontinued operations net of minority interest	10,088	92,928	$0.11	5,852	90,905	$0.06

Dilutive shares for long-term compensation plans	—	441		—	462

Diluted income from discontinued operations
Discontinued operations net of minority interest	10,088	93,369	$0.11	5,852	91,367	$0.06

Basic income per common share
Net income	38,554	92,928	$0.41	37,174	90,905	$0.41

Dilutive shares for long-term compensation plans	—	441		—	462

Diluted income per common share
Net income and assumed conversions	$38,554	93,369	$0.41	$37,174	91,367	$0.41

	For the Nine Months Ended September 30, 2008			For the Nine Months Ended September 30, 2007
		Weighted			Weighted
		Average			Average
	Income	Shares		Income	Shares
	(Numerator)	(Denominator)	Per Share	(Numerator)	(Denominator)	Per Share
Basic income from continuing operations
Income from continuing operations	$86,055	92,324	$0.93	$98,965	91,179	$1.09

Diluted shares for long-term compensation plans	—	302		—	726

Diluted income from continuing operations
Income from continuing operations and assumed conversions	86,055	92,626	$0.93	98,965	91,905	$1.08

Basic income from discontinued operations
Discontinued operations net of minority interest	14,089	92,324	$0.15	30,334	91,179	$0.33

Dilutive shares for long-term compensation plans	—	302		—	726

Diluted income from discontinued operations
Discontinued operations net of minority interest	14,089	92,626	$0.15	30,334	91,905	$0.33

Basic income per common share
Net income	100,144	92,324	$1.08	129,299	91,179	$1.42

Dilutive shares for long-term compensation plans	—	302		—	726

Diluted income per common share
Net income and assumed conversions	$100,144	92,626	$1.08	$129,299	91,905	$1.41

Foreign Currency Translation
The functional currency of the Company’s United Kingdom operations is pounds sterling. The Company translates the financial statements for the United Kingdom operations into US dollars. Gains and losses resulting from this translation do not impact the results of operations and are included in accumulated other comprehensive income as a separate component of shareholders’ equity. Accumulated other comprehensive income consists solely of the foreign currency translation adjustments described. Other comprehensive loss for the three and nine months ended September 30, 2008 was $11.0 million and $10.6 million, respectively, as compared to other comprehensive income of $1.8 million and $4.0 million, respectively, for the same periods in 2007. Upon sale or upon complete or substantially complete liquidation of a foreign investment, the gain or loss on the sale will include the cumulative translation adjustments that have been previously recorded in accumulated other comprehensive income.
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
Commencing with the results for the three months ended March 31, 2008, the Company began to report the results of the Arizona market as part of the “South” reportable segment rather than listing Arizona as its own reportable segment, as it had been presented in 2007. As required by SFAS No. 131 (“SFAS No. 131”) “Disclosure about Segments of an Enterprise and Related Information,” consolidated financial statements issued by the Company in the future will reflect modifications to the Company’s reportable segments resulting from the change described above, including reclassification of all comparative prior period segment information.

The Company reflected $360.3 million in operating real estate assets as of December 31, 2007 for the Philadelphia segment in its Annual Report on Form 10-K. At September 30, 2008, the Philadelphia segment held no operating real estate assets. See Note 4: Joint Ventures.
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
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008

	delaware valley		midwest
	southeastern		lehigh /		mid-		phila-	united
	pennsylvania	other	central pa	other	atlantic	South	delphia	kingdom	total
Operating revenue	$44,425	$14,581	$24,362	$21,338	$37,938	$45,298	$7	$1,028	$188,977

Rental property expenses and real estate taxes	14,534	5,155	5,944	8,007	11,870	14,952	(10)	321	60,773

Property level operating income	$29,891	$9,426	$18,418	$13,331	$26,068	$30,346	$17	$707	128,204

Interest and other income	3,333
Interest expense	(38,909)
General and administrative	(13,145)
Depreciation and amortization	(44,695)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures	34,788
Gain on property dispositions	463
Income taxes	(308)
Minority interest	(6,947)
Equity in earnings of unconsolidated joint ventures	470
Discontinued operations	10,088

Net income	$38,554

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007

	delaware valley		midwest
	southeastern		lehigh /		mid-		phila-	united
	pennsylvania	other	central pa	Other	atlantic	South	delphia	kingdom	total
Operating revenue	$42,546	$13,356	$23,373	$21,621	$33,765	$39,117	$382	$958	$175,118

Rental property expenses and real estate taxes	13,962	4,383	5,915	7,134	9,939	13,800	83	204	55,420

Property level operating income	$28,584	$8,973	$17,458	$14,487	$23,826	$25,317	$299	$754	119,698

Interest and other income									2,443
Interest expense									(33,043)
General and administrative									(13,142)
Depreciation and amortization									(40,146)

Income before property dispositions, income taxes, minority interest and equity in loss of unconsolidated joint ventures									35,810
Gain on property dispositions									190
Income taxes									1,022
Minority interest									(5,671)
Equity in loss of unconsolidated joint ventures									(29)
Discontinued operations									5,852

Net income									$37,174

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

	delaware valley		midwest
	southeastern		lehigh /		mid-		phila-	united
	pennsylvania	other	central pa	other	atlantic	South	delphia	kingdom	total
Operating revenue	$132,915	$42,379	$74,436	$62,938	$111,059	$128,093	$10,687	$3,480	$565,987
Rental property expenses and real estate taxes	43,092	14,493	20,165	23,877	32,826	43,171	2,769	939	181,332

Property level operating income	$89,823	$27,886	$54,271	$39,061	$78,233	$84,922	$7,918	$2,541	384,655

Interest and other income									9,459
Interest expense									(118,336)
General and administrative									(40,178)
Depreciation and amortization									(132,021)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures									103,579
Gain on property dispositions									1,939
Income taxes									(1,372)
Minority interest									(19,948)
Equity in earnings of unconsolidated joint ventures									1,857
Discontinued operations									14,089

Net income									$100,144

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

	delaware valley		midwest
	southeastern		lehigh /		mid-		phila-	united
	pennsylvania	other	central pa	other	atlantic	South	delphia	kingdom	total
Operating revenue	$127,690	$39,691	$67,114	$60,436	$97,341	$110,571	$382	$1,945	$505,170

Rental property expenses and real estate taxes	42,811	12,669	17,280	20,630	29,334	36,320	85	530	159,659

Property level operating income (loss)	$84,879	$27,022	$49,834	$39,806	$68,007	$74,251	$297	$1,415	345,511

Interest and other income									7,837
Interest expense									(88,641)
General and administrative									(38,866)
Depreciation and amortization									(112,897)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures									112,944
Gain on property dispositions									1,641
Income taxes									508
Minority interest									(17,154)
Equity in earnings of unconsolidated joint ventures									1,026
Discontinued operations									30,334

Net income									$129,299

Note 3: SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”
In accordance with SFAS No. 144, the operating results and gain/(loss) on disposition of real estate for properties sold and held for sale are reflected in the condensed consolidated statements of operations as discontinued operations. Prior period financial statements have been adjusted for discontinued operations. The proceeds from dispositions of operating properties with no continuing involvement for the three and nine months ended September 30, 2008 were $30.7 million and $39.4 million, respectively, as compared to $93.1 million and $275.0 million, respectively, for the same periods in 2007.
Below is a summary of the results of operations for the properties held for sale and disposed of through the respective disposition dates (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 20, 2007
Revenues	$1,236	$9,290	$4,259	$33,438
Operating expenses	(577)	(3,920)	(1,847)	(13,524)
Interest expense	(96)	(1,214)	(457)	(4,930)
Depreciation and amortization	(255)	(2,180)	(866)	(7,638)

Income before property dispositions and minority interest	$308	$1,976	$1,089	$7,346

One property totaling 55,000 square feet located in the Company’s Midwest segment is considered to be held for sale as of September 30, 2008.
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
As of September 30, 2008, the Company had a $14.8 million receivable from this joint venture.  This related party receivable is due to the funding of joint venture development costs and is reflected in prepaid expenses and other assets on the Company’s consolidated balance sheets.
Liberty Washington, LP
On October 4, 2007, the Company acquired Republic Property Trust, a Maryland real estate investment trust and Republic Property Limited Partnership, a Delaware limited partnership and Republic’s operating partnership (together, “Republic”) for $916 million. The acquisition of Republic was completed through the merger of Republic with a wholly owned subsidiary of the Company and the merger of Republic’s operating partnership with the Company’s Operating Partnership. Republic operated a portfolio consisting of 2.4 million square feet of office space and six acres of developable land in the Northern Virginia and Washington, D.C. markets. Additionally, Republic was developing a property that, when completed, is expected to contain an additional 176,000 square feet of office space.
Concurrently, the Company formed a joint venture with New York State Common Retirement Fund to own and manage the Republic portfolio. The joint venture, in which the Company holds a 25% interest, purchased the Republic real estate assets for $900 million. The acquisition of Republic resulted in the Company recording $16 million in goodwill and other intangibles.
Blythe Valley JV Sarl
On September 7, 2007, the Company entered into a joint venture to acquire Blythe Valley Park, West Midlands, UK for $325 million. The park consists of 491,000 square feet of operating properties and 98 acres of developable land. The Company holds a $4.1 million note receivable from Blythe Valley JV Sarl and has a 20% interest in the joint venture.
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
FSP EITF 03-6-1
In June 2008, the FASB issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”.  The FSP states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008.  The Company is currently assessing the potential impact that the adoption of FSP EITF 03-6-1 will have on its financial position and results of operations.
Note 6: Supplemental Disclosure to Statements of Cash Flows
The following are supplemental disclosures to the statements of cash flows for the nine months ended September 30, 2008 and 2007 (amounts in thousands):

Non-cash activity	2008	2007
Write-off of fully depreciated property and deferred costs	$20,692	$71,305
Increase in investment in unconsolidated joint ventures	(35,172)	—
Disposition of properties/development in progress	173,624	—
Disposition of deferred leasing/financing costs	12,526	—
Reduction of accounts receivable	7,854	—
Reduction of deferred rent receivable	6,580	—
Reduction of prepaid and other assets	38,486	—
Reduction of Credit Facility	(152,960)	—
Reduction of other liabilities	(50,938)	—
Assumption of mortgage loans	—	54,126
Note 7:  Subsequent Events
On October 8, 2008, the Company closed on the sale, through a registered public offering, of 4,750,000 common shares.  Net proceeds from the offering were $149.5 million.  The proceeds from this offering were used to repay borrowings under the Company’s unsecured credit facility and for general corporate purposes.

CONDENSED CONSOLIDATED BALANCE SHEETS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(In thousands)

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Real estate:
Land and land improvements	$805,797	$795,939
Building and improvements	4,235,427	4,432,690
Less accumulated depreciation	(956,732)	(863,193)

Operating real estate	4,084,492	4,365,436

Development in progress	294,227	328,138
Land held for development	227,003	247,124

Net real estate	4,605,722	4,940,698

Cash and cash equivalents	29,278	37,989
Restricted cash	41,638	34,567
Accounts receivable	18,782	17,405
Deferred rent receivable	82,653	80,087
Deferred financing and leasing costs, net of accumulated amortization (2008, $136,565; 2007, $119,721)	132,023	144,684
Investments in and advances to unconsolidated joint ventures	255,317	278,383
Assets held for sale	2,145	2,192
Prepaid expenses and other assets	99,139	107,932

Total assets	$5,266,697	$5,643,937

LIABILITIES
Mortgage loans	$205,450	$243,169
Unsecured notes	2,155,000	2,155,000
Credit facility	370,000	622,960
Accounts payable	54,302	44,666
Accrued interest	38,063	39,725
Distributions payable	60,991	59,849
Other liabilities	207,395	268,926

Total liabilities	3,091,201	3,434,295

Minority interest	944	517

OWNERS’ EQUITY
General partner’s equity — common units	1,805,657	1,837,021
Limited partners’ equity — preferred units	287,960	287,960
— common units	80,935	84,144

Total owners’ equity	2,174,552	2,209,125

Total liabilities and owners’ equity	$5,266,697	$5,643,937

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands, except per unit amounts)

	Three Months Ended
	September 30, 2008	September 30, 2007
OPERATING REVENUE
Rental	$131,042	$122,864
Operating expense reimbursement	57,935	52,254

Total operating revenue	188,977	175,118

OPERATING EXPENSE
Rental property	38,468	36,121
Real estate taxes	22,305	19,299
General and administrative	13,145	13,142
Depreciation and amortization	44,695	40,146

Total operating expenses	118,613	108,708

Operating income	70,364	66,410

OTHER INCOME (EXPENSE)
Interest and other income	3,333	2,443
Interest expense	(38,909)	(33,043)

Total other income (expense)	(35,576)	(30,600)

Income before property dispositions, income taxes, minority interest and equity in earnings (loss) of unconsolidated joint ventures	34,788	35,810
Gain on property dispositions	463	190
Income taxes	(308)	1,022
Minority interest	(400)	11
Equity in earnings (loss) of unconsolidated joint ventures	470	(29)

Income from continuing operations	35,013	37,004

Discontinued operations (including net gain on property dispositions of $10,232 and $4,145 for the three months ended September 30, 2008 and 2007, respectively)	10,540	6,121

Net income	45,553	43,125

Preferred unit distributions	(5,253)	(4,246)

Income available to common unitholders	$40,300	$38,879

Earnings per common unit
Basic:
Income from continuing operations	$0.30	$0.35
Income from discontinued operations	0.11	0.06

Income per common unit — basic	$0.41	$0.41

Diluted:
Income from continuing operations	$0.30	$0.35
Income from discontinued operations	0.11	0.06

Income per common unit — diluted	$0.41	$0.41

Distributions per common unit	$0.625	$0.625

Weighted average number of common units outstanding
Basic	97,118	95,095
Diluted	97,559	95,557
See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands, except per unit amounts)

	Nine Months Ended
	September 30, 2008	September 30, 2007
OPERATING REVENUE
Rental	$392,650	$352,262
Operating expense reimbursement	173,337	152,908

Total operating revenue	565,987	505,170

OPERATING EXPENSE
Rental property	114,717	106,165
Real estate taxes	66,615	53,494
General and administrative	40,178	38,866
Depreciation and amortization	132,021	112,897

Total operating expenses	353,531	311,422

Operating income	212,456	193,748

OTHER INCOME (EXPENSE)
Interest and other income	9,459	7,837
Interest expense	(118,336)	(88,641)

Total other income (expense)	(108,877)	(80,804)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures	103,579	112,944
Gain on property dispositions	1,939	1,641
Income taxes	(1,372)	508
Minority interest	(298)	(45)
Equity in earnings of unconsolidated joint ventures	1,857	1,026

Income from continuing operations	105,705	116,074

Discontinued operations (including net gain on property dispositions of $13,635 and $24,376 for the nine months ended September 30, 2008 and 2007, respectively)	14,724	31,722

Net income	120,429	147,796

Preferred unit distributions	(15,759)	(11,874)
Excess of preferred unit redemption over carrying amount	—	(696)

Income available to common unitholders	$104,670	$135,226

Earnings per common unit
Basic:
Income from continuing operations	$0.93	$1.09
Income from discontinued operations	0.15	0.33

Income per common unit — basic	$1.08	$1.42

Diluted:
Income from continuing operations	$0.93	$1.08
Income from discontinued operations	0.15	0.33
	`

Income per common unit — diluted	$1.08	$1.41

Distributions per common unit	$1.875	$1.865

Weighted average number of common units outstanding
Basic	96,514	95,369
Diluted	96,816	96,095
See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands)

	Nine Months Ended
	September 30, 2008	September 30, 2007
OPERATING ACTIVITIES
Net income	$120,429	$147,796
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	132,106	119,378
Amortization of deferred financing costs	3,327	3,002
Equity in earnings of unconsolidated joint ventures	(1,857)	(1,026)
Distributions from unconsolidated joint ventures	700	—
Minority interest in net income	298	45
Gain on property dispositions	(15,574)	(26,017)
Noncash compensation	7,793	6,691
Changes in operating assets and liabilities:
Restricted cash	(9,755)	25,861
Accounts receivable	(7,763)	(2,770)
Deferred rent receivable	(9,627)	(5,140)
Prepaid expenses and other assets	(28,533)	(25,736)
Accounts payable	10,512	28,004
Accrued interest	(1,662)	(6,474)
Other liabilities	(7,546)	10,616

Net cash provided by operating activities	192,848	274,230

INVESTING ACTIVITIES
Investment in properties	(87,245)	(265,150)
Investments in and advances to unconsolidated joint ventures	(5,580)	(22,854)
Distributions from unconsolidated joint ventures	64,321	1,934
Net proceeds from disposition of properties/land	347,360	284,616
Investment in development in progress	(166,718)	(354,841)
Investment in land held for development	(38,370)	(104,336)
Investment in deferred leasing costs	(23,610)	(36,095)

Net cash provided by (used in) investing activities	90,158	(496,726)

FINANCING ACTIVITIES
Net proceeds from issuance of preferred units	—	99,957
Redemption of preferred units	—	(23,650)
Net proceeds from issuance of unsecured notes	—	446,205
Repayments of unsecured notes	—	(250,000)
Repayments of mortgage loans	(37,437)	(8,118)
Proceeds from credit facility	438,700	917,750
Repayments on credit facility	(538,700)	(791,750)
Increase in deferred financing costs	(25)	(967)
Capital contributions	45,690	53,754
Distribution to partners	(196,581)	(240,207)

Net cash (used in) provided by financing activities	(288,353)	202,974

Net decrease in cash and cash equivalents	(5,347)	(19,522)
(Decrease) increase in cash and cash equivalents related to foreign currency translation	(3,364)	1,816
Cash and cash equivalents at beginning of period	37,989	53,737

Cash and cash equivalents at end of period	$29,278	$36,031

See accompanying notes.

Liberty Property Limited Partnership
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2008
Note 1: Organization and Basis of Presentation
Organization
Liberty Property Trust (the “Trust”) is a self-administered and self-managed Maryland real estate investment trust (a “REIT”). Substantially all of the Trust’s assets are owned directly or indirectly, and substantially all of the Trust’s operations are conducted directly or indirectly, by Liberty Property Limited Partnership (the “Operating Partnership” and, collectively with the Trust and their consolidated subsidiaries, the “Company”). The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 95.7% of the common equity of the Operating Partnership at September 30, 2008. The Company provides leasing, property management, development, acquisition and other tenant-related services for a portfolio of industrial and office properties which are located principally within the Mid-Atlantic, Southeastern, Midwestern and Southwestern United States and the United Kingdom. See a description of the Company’s markets in Note 2 to the Company’s financial statements.
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

Income per Common Unit
The following table sets forth the computation of basic and diluted income per common unit (in thousands, except per unit amounts):

	For the Three Months Ended September 30, 2008			For the Three Months Ended September 30, 2007
		Weighted			Weighted
	Income	Average Units		Income	Average Units
	(Numerator)	(Denominator)	Per Unit	(Numerator)	(Denominator)	Per Unit
Income from continuing operations	$35,013			$37,004
Less: Preferred unit distributions	(5,253)			(4,246)

Basic income from continuing operations

Income from continuing operations available to common unitholders	29,760	97,118	$0.30	32,758	95,095	$0.35

Dilutive units for long-term compensation plans	—	441		—	462

Diluted income from continuing operations
Income from continuing operations available to common unitholders and assumed conversions	29,760	97,559	$0.30	32,758	95,557	$0.35

Basic income from discontinued operations
Discontinued operations	10,540	97,118	$0.11	6,121	95,095	$0.06

Dilutive units for long-term compensation plans	—	441		—	462

Diluted income from discontinued operations
Discontinued operations	10,540	97,559	$0.11	6,121	95,557	$0.06

Basic income per common unit
Income available to common unitholders	40,300	97,118	$0.41	38,879	95,095	$0.41

Diluted units for long-term compensation plans	—	441		—	462

Diluted income per common unit
Income available to common unitholders and assumed conversions	$40,300	97,559	$0.41	$38,879	95,557	$0.41

	For the Nine Months Ended September 30, 2008			For the Nine Months Ended September 30, 2007
		Weighted			Weighted
	Income	Average Units		Income	Average Units
	(Numerator)	(Denominator)	Per Unit	(Numerator)	(Denominator)	Per Unit
Income from continuing operations	$105,705			$116,074
Less: Preferred unit distributions	(15,759)			(11,874)
Less: Excess of preferred unit redemption over carrying amount	—			(696)

Basic income from continuing operations

Income from continuing operations available to common unitholders	89,946	96,514	$0.93	103,504	95,369	$1.09

Dilutive units for long-term compensation plans	—	302		—	726

Diluted income from continuing operations
Income from continuing operations available to common unitholders and assumed conversions	89,946	96,816	$0.93	103,504	96,095	$1.08

Basic income from discontinued operations
Discontinued operations	14,724	96,514	$0.15	31,722	95,369	$0.33

Dilutive units for long-term compensation plans	—	302		—	726

Diluted income from discontinued operations
Discontinued operations	14,724	96,816	$0.15	31,722	96,095	$0.33

Basic income per common unit
Income available to common unitholders	104,670	96,514	$1.08	135,226	95,369	$1.42

Diluted units for long-term compensation plans	—	302		—	726

Diluted income per common unit
Income available to common unitholders and assumed conversions	$104,670	96,816	$1.08	$135,226	96,095	$1.41

Foreign Currency Translation
The functional currency of the Company’s United Kingdom operations is pounds sterling. The Company translates the financial statements for the United Kingdom operations into US dollars. Gains and losses resulting from this translation do not impact the results of operations and are included in general partner’s equity — common units. Other comprehensive loss for the three and nine months ended September 30, 2008 was $11.0 million and $10.6 million, respectively, as compared to other comprehensive income of $1.8 million and $4.0 million, respectively, for the same periods in 2007. Upon sale or upon complete or substantially complete liquidation of a foreign investment, the gain or loss on the sale will include the cumulative translation adjustments that have been previously recorded in general partner’s equity-common units.
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
Commencing with the results for the three months ended March 31, 2008, the Company began to report the results of the Arizona market as part of the “South” reportable segment rather than listing Arizona as its own reportable segment, as it had been presented in 2007. As required by SFAS No. 131 (“SFAS No. 131”) “Disclosure about Segments of an Enterprise and Related Information,” consolidated financial statements issued by the Company in the future will reflect modifications to the Company’s reportable segments resulting from the change described above, including reclassification of all comparative prior period segment information.
The Company reflected $360.3 million in operating real estate assets as of December 31, 2007 for the Philadelphia segment in its Annual Report on Form 10-K. At September 30, 2008, the Philadelphia segment held no operating real estate assets. See Note 4: Joint Ventures.
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
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008

	delaware valley		midwest
	southeastern		lehigh /				phila-	united
	pennsylvania	other	central pa	other	mid-atlantic	South	delphia	kingdom	total
Operating revenue	$44,425	$14,581	$24,362	$21,338	$37,938	$45,298	$7	$1,028	$188,977
Rental property expenses and real estate taxes	14,534	5,155	5,944	8,007	11,870	14,952	(10)	321	60,773

Property level operating income	$29,891	$9,426	$18,418	$13,331	$26,068	$30,346	$17	$707	128,204

Interest and other income									3,333
Interest expense									(38,909)
General and administrative									(13,145)
Depreciation and amortization									(44,695)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures									34,788
Gain on property dispositions									463
Income taxes									(308)
Minority interest									(400)
Equity in earnings of unconsolidated joint ventures									470
Discontinued operations									10,540

Net income									$45,553

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007

	delaware valley		midwest
	southeastern		lehigh /		mid-		phila-	united
	pennsylvania	other	central pa	Other	atlantic	South	delphia	kingdom	total
Operating revenue	$42,546	$13,356	$23,373	$21,621	$33,765	$39,117	$382	$958	$175,118
Rental property expenses and real estate taxes	13,962	4,383	5,915	7,134	9,939	13,800	83	204	55,420

Property level operating income	$28,584	$8,973	$17,458	$14,487	$23,826	$25,317	$299	$754	119,698

Interest and other income									2,443
Interest expense									(33,043)
General and administrative									(13,142)
Depreciation and amortization									(40,146)

Income before property dispositions, income taxes, minority interest and equity in loss of unconsolidated joint ventures									35,810
Gain on property dispositions									190
Income taxes									1,022
Minority interest									11
Equity in loss of unconsolidated joint ventures									(29)
Discontinued operations									6,121

Net income									$43,125

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

	delaware valley		midwest
	southeastern		lehigh /				phila-	united
	pennsylvania	other	central pa	other	mid-atlantic	South	delphia	kingdom	total
Operating revenue	$132,915	$42,379	$74,436	$62,938	$111,059	$128,093	$10,687	$3,480	$565,987
Rental property expenses and real estate taxes	43,092	14,493	20,165	23,877	32,826	43,171	2,769	939	181,332

Property level operating income	$89,823	$27,886	$54,271	$39,061	$78,233	$84,922	$7,918	$2,541	384,655

Interest and other income									9,459
Interest expense									(118,336)
General and administrative									(40,178)
Depreciation and amortization									(132,021)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures									103,579
Gain on property dispositions									1,939
Income taxes									(1,372)
Minority interest									(298)
Equity in earnings of unconsolidated joint ventures									1,857
Discontinued operations									14,724

Net income									$120,429

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

	delaware valley		midwest
	southeastern		lehigh /		mid-		phila-	united
	pennsylvania	other	central pa	other	atlantic	South	delphia	kingdom	total
Operating revenue	$127,690	$39,691	$67,114	$60,436	$97,341	$110,571	$382	$1,945	$505,170
Rental property expenses and real estate taxes	42,811	12,669	17,280	20,630	29,334	36,320	85	530	159,659

Property level operating income	$84,879	$27,022	$49,834	$39,806	$68,007	$74,251	$297	$1,415	345,511

Interest and other income									7,837
Interest expense									(88,641)
General and administrative									(38,866)
Depreciation and amortization									(112,897)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures									112,944
Gain on property dispositions									1,641
Income taxes									508
Minority interest									(45)
Equity in earnings of unconsolidated joint ventures									1,026
Discontinued operations									31,722

Net income									$147,796

Note 3: SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”
In accordance with SFAS No. 144, the operating results and gain/(loss) on disposition of real estate for properties sold and held for sale are reflected in the condensed consolidated statements of operations as discontinued operations. Prior year financial statements have been adjusted for discontinued operations. The proceeds from dispositions of operating properties with no continuing involvement for the three and nine months ended September 30, 2008 were $30.7 million and $39.4 million, respectively, as compared to $93.1 million and $275.0 million, respectively, for the same periods in 2007.
Below is a summary of the results of operations for the properties held for sale and disposed of through the respective disposition dates (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Revenues	$1,236	$9,290	$4,259	$33,438
Operating expenses	(577)	(3,920)	(1,847)	(13,524)
Interest expense	(96)	(1,214)	(457)	(4,930)
Depreciation and amortization	(255)	(2,180)	(866)	(7,638)

Income before property dispositions and minority interest	$308	$1,976	$1,089	$7,346

One property totaling 55,000 square feet located in the Company’s Midwest segment is considered to be held for sale as of September 30, 2008.
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
As of September 30, 2008, the Company had a $14.8 million receivable from this joint venture. This related party receivable is due to the funding of joint venture development costs and is reflected in prepaid expenses and other assets on the Company’s consolidated balance sheets.
Liberty Washington, LP
On October 4, 2007, the Company acquired Republic Property Trust, a Maryland real estate investment trust and Republic Property Limited Partnership, a Delaware limited partnership and Republic’s operating partnership (together, “Republic”) for $916 million. The acquisition of Republic was completed through the merger of Republic with a wholly owned subsidiary of the Company and the merger of Republic’s operating partnership with the Company’s Operating Partnership. Republic operated a portfolio consisting of 2.4 million square feet of office space and six acres of developable land in the Northern Virginia and Washington, D.C. markets. Additionally, Republic was developing a property that, when completed, is expected to contain an additional 176,000 square feet of office space.
Concurrently, the Company formed a joint venture with New York State Common Retirement Fund to own and manage the Republic portfolio. The joint venture, in which the Company holds a 25% interest, purchased the Republic real estate assets for $900 million. The acquisition of Republic resulted in the Company recording $16 million in goodwill and other intangibles.
Blythe Valley JV Sarl
On September 7, 2007, the Company entered into a joint venture to acquire Blythe Valley Park, West Midlands, UK for $325 million. The park consists of 491,000 square feet of operating properties and 98 acres of developable land. The Company holds a $4.1 million note receivable from Blythe Valley JV Sarl and has a 20% interest in the joint venture.
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
Note 6: Supplemental Disclosure to Statements of Cash Flows
The following are supplemental disclosures to the statements of cash flows for the nine months ended September 30, 2008 and 2007 (amounts in thousands):

Non-cash activity	2008	2007
Write-off of fully depreciated property and deferred costs	$20,692	$71,305
Increase in investment in unconsolidated joint ventures	(35,172)	—
Disposition of properties/development in progress	173,624	—
Disposition of deferred leasing/financing costs	12,526	—
Reduction of accounts receivable	7,854	—
Reduction of deferred rent receivable	6,580	—
Reduction of prepaid and other assets	38,486	—
Reduction of credit facility	(152,960)	—
Reduction of other liabilities	(50,938)	—
Assumption of mortgage loans	—	54,126
Note 7: Subsequent Events
On October 8, 2008, the Company closed on the sale, through a registered public offering, of 4,750,000 common shares. Net proceeds from the offering were $149.5 million. The proceeds from this offering were used to repay borrowings under the Company’s unsecured credit facility and for general corporate purposes.

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
As of September 30, 2008, the Company owned and operated 357 industrial and 297 office properties (the “Wholly Owned Properties in Operation”) totaling 62.9 million square feet. In addition, as of September 30, 2008, the Company owned 20 properties under development, which when completed are expected to comprise 5.0 million square feet (the “Wholly Owned Properties under Development”) and 1,352 acres of developable land, substantially all of which is zoned for commercial use. Additionally, as of September 30, 2008, the Company had an ownership interest, through unconsolidated joint ventures, in 46 industrial and 49 office properties totaling 13.1 million square feet (the “JV Properties in Operation” and, together with the Wholly Owned Properties in Operation, the “Properties in Operation”), three properties under development, which when completed are expected to comprise 865,000 square feet (the “JV Properties under Development” and, together with the Wholly Owned Properties under Development, the “Properties under Development”). The Company also has an ownership interest through unconsolidated joint ventures in 684 acres of developable land, substantially all of which is zoned for commercial use.
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
Consistent with the slow down in the economy, rental demand for the Properties in Operation declined for the nine months ended September 30, 2008 as compared to the year ended December 31, 2007. Despite this trend, the Company successfully leased 4.0 million square feet during the three months ended September 30, 2008 and attained occupancy of 91.4% for the Wholly Owned Properties in Operation and 94.7% for the Joint Venture Properties in Operation for a combined occupancy of 92.0% for the Properties in Operation as of that date. Occupancy for the combined portfolio at December 31, 2007 was 92.9%.
GUIDANCE
The Company’s guidance for 2009 is premised on assumptions about the economy, the resulting demand for product and the availability of capital. The Company believes that average occupancy for its Properties in Operation will not increase or decrease by more than 1% for 2009 compared to 2008. Furthermore, the Company believes that straight line rents on renewal and replacement leases for 2009 will on average be 4% to 6% greater than rents on expiring leases.
The slow down in the economy together with the tightening of the credit markets has curtailed capital investment activity. Consistent with this situation, the Company’s revised guidance for 2008 and its guidance for 2009 acquisition and disposition activity is significantly less than its original guidance for 2008. The Company’s guidance for its 2008 and 2009 capital activity is as follows:

Category	2008 Original Guidance	2008 Revised Guidance	2009 Guidance
Wholly Owned Acquisitions	$100-$200 million	$17 million	$—
Wholly Owned Dispositions	$250-$350 million	$104 million	$125-$200 million
Wholly Owned Development Deliveries (1)	$200-$300 million	$200 million	$250-$350 million
Joint Venture Acquisitions	$200-$250 million	$—	$50-$100 million
Joint Venture Dispositions	$—	$—	$—
Joint Venture Development Deliveries (1)	$50-$70 million	$45 million	$100-$175 million

(1)	Excluding Comcast Center

WHOLLY OWNED CAPITAL ACTIVITY
Acquisitions
During the nine months ended September 30, 2008, conditions for the acquisition of properties were unsettled because of adverse events in the credit markets. During the three and nine months ended September 30, 2008, the Company acquired one property representing 107,000 square feet for a Total Investment, as defined below, of $17.0 million. “Total Investment” for a property is defined as the property’s purchase price plus closing costs and management’s estimate, as determined at the time of acquisition, of the cost of necessary building improvements in the case of acquisitions, or land costs and land and building improvement costs in the case of development projects, and, where appropriate, other development costs and carrying costs.
Dispositions
During the nine months ended September 30, 2008, market conditions for dispositions were unsettled, which the Company again attributes to adverse events in the credit markets. Disposition activity allows the Company to, among other things, (1) reduce its holdings in certain markets and product types within a market; (2) lower the average age of the portfolio; and (3) take advantage of favorable market conditions to optimize the cash proceeds from the sale of certain assets. During the three months ended September 30, 2008, the Company realized proceeds of $30.7 million from the sale of six operating properties representing 254,000 square feet. From January 1, 2008 to September 30, 2008, the Company realized proceeds of $41.8 million from the sale of eight operating properties representing 359,000 square feet and 13 acres of land.
Development
The Company continues to pursue development opportunities. During the three months ended September 30, 2008, the Company brought into service six Wholly Owned Properties under Development representing 1.0 million square feet and a Total Investment of $62.0 million, and initiated $46.3 million in real estate development. During the nine months ended September 30, 2008, the Company brought into service 13 Wholly Owned Properties under Development representing 2.1 million square feet and a Total Investment of $132.1 million, and initiated $186.7 million in real estate development. As of September 30, 2008, the projected Total Investment of the Wholly Owned Properties under Development was $437.5 million.
JOINT VENTURE CAPITAL ACTIVITY
The Company periodically enters into joint venture relationships in connection with the execution of its real estate operating strategy.
Acquisitions
During the nine months ended September 30, 2008, none of the unconsolidated joint ventures in which the Company held an interest acquired any properties.
Dispositions
During the nine months ended September 30, 2008, a joint venture in which the Company holds a 50% interest realized proceeds of $1.4 million from the sale of one acre of land.
Development
During the three months ended September 30, 2008, a joint venture in which the Company holds a 50% interest brought into service two Joint Venture Properties under Development representing 296,000 square feet and a Total Investment of $19.1 million. During the nine months ended September 30, 2008, joint ventures in which the Company holds a 50% interest brought into service three Joint Venture Properties under Development representing 351,000 square feet and a Total Investment of $42.5 million. As of September 30, 2008, the projected Total Investment of Joint Venture Properties under Development was $162.3 million.
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
During the nine months ended September 30, 2008, the Company brought into service the final 306,000 square feet of Comcast Center equaling $124.1 million of Total Investment.
PROPERTIES IN OPERATION
The composition of the Company’s Properties in Operation as of September 30, 2008 and 2007 is as follows (in thousands, except dollars and percentages):

	Net Rent
	Per Square Foot		Total Square Feet		Percent Occupied
	September 30		September 30		September 30
	2008	2007	2008	2007	2008	2007
Wholly Owned Properties in Operation:
Industrial-Distribution	$4.51	$4.23	29,809	27,729	90.9%	94.5%
Industrial-Flex	$9.21	$8.87	11,520	12,207	89.4%	91.1%
Office	$14.17	$13.60	21,548	21,529	93.2%	91.9%

	$8.73	$8.38	62,877	61,465	91.4%	92.9%

	Net Rent
	Per Square Foot		Total Square Feet		Percent Occupied
	September 30		September 30		September 30
	2008	2007	2008	2007	2008	2007
Joint Venture Properties in Operation:
Industrial-Distribution	$4.03	$3.69	8,316	7,705	97.0%	93.3%
Industrial-Flex	$30.47	$30.04	171	171	89.5%	89.4%
Office	$24.68	$31.04	4,581	855	90.8%	90.7%

	$11.30	$6.79	13,068	8,731	94.7%	93.0%

	Net Rent
	Per Square Foot		Total Square Feet		Percent Occupied
	September 30		September 30		September 30
	2008	2007	2008	2007	2008	2007
Properties in Operation:
Industrial-Distribution	$4.40	$4.11	38,125	35,434	92.2%	94.2%
Industrial-Flex	$9.52	$9.16	11,691	12,378	89.4%	91.1%
Office	$15.98	$14.24	26,129	22,384	92.8%	91.9%

	$9.18	$8.18	75,945	70,196	92.0%	92.9%

Geographic segment data for the three and nine months ended September 30, 2008 and 2007 are included in Note 2 to the Company’s financial statements.

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
Critical Accounting Policies and Estimates
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for a discussion of critical accounting policies which include capitalized costs, revenue recognition, allowance for doubtful accounts, impairment of real estate and intangibles. During the three months ended September 30, 2008, there were no material changes to these policies.
Results of Operations
The following discussion is based on the consolidated financial statements of the Company. It compares the results of operations of the Company for the three and nine months ended September 30, 2008 with the results of operations of the Company for the three and nine months ended September 30, 2007. As a result of the varying levels of development, acquisition and disposition activities by the Company in 2008 and 2007, the overall operating results of the Company during such periods are not directly comparable. However, certain data, including the Same Store comparison, do lend themselves to direct comparison.
This information should be read in conjunction with the accompanying condensed consolidated financial statements and notes included elsewhere in this report.
Comparison of Three and Nine Months Ended September 30, 2008 to Three and Nine Months Ended September 30, 2007
Overview
The Company’s average gross investment in operating real estate owned for the three months ended September 30, 2008 increased to $4,994.0 million from $4,647.3 million for the three months ended September 30, 2007, and for the nine months ended September 30, 2008 increased to $5,107.2 million from $4,413.0 million for the nine months ended September 30, 2007. These increases in operating real estate resulted in increases in rental revenue, operating expense reimbursement, rental property operating expenses, real estate taxes and depreciation and amortization expense.
Total operating revenue increased to $189.0 million for the three months ended September 30, 2008 from $175.1 million for the three months ended September 30, 2007 and increased to $566.0 million for the nine months ended September 30, 2008 from $505.2 million for the nine months ended September 30, 2007. The $13.9 million increase during the three months ended September 30, 2008 compared to the same period in 2007 was primarily due to the increase in investment in operating real estate and the increase in operating revenue from the Same Store group of properties, discussed below. These increases were partially offset by a decrease in “Termination Fees”, which totaled $1.2 million for the three months ended September 30, 2008 as compared to $1.9 million for the same period in 2007. The $60.8 million increase during the nine months ended September 30, 2008 compared to the same period in 2007 was primarily due to the increase in investment in operating real estate and the increase in operating revenue from the Same Store group of properties, discussed below, and an increase in Termination Fees, which totaled $3.2 million for the nine months ended September 30, 2008 as compared to $3.1 million for the same period in 2007. Termination Fees are fees that the Company agrees to accept in consideration for permitting certain tenants to terminate their leases prior to the contractual expiration date. Termination Fees are included in rental revenue.

Segments
The Company evaluates the performance of the Properties in Operation by reportable segment (see Note 2 to the Company’s financial statements for a reconciliation to net income). The following table identifies changes in reportable segments (dollars in thousands):
Property Level Operating Income:

	Three Months Ended				Nine Months Ended
	September 30, 2008	September 30, 2007	% inc (dec)		September 30, 2008	September 30, 2007	% inc (dec)
Delaware Valley
- SE Pennsylvania	$29,891	$28,584	4.6	% (1)	$89,823	$84,879	5.8	% (1)
- Other	9,426	8,973	5.0	% (2)	27,886	27,022	3.2	% (2)
Midwest
- Lehigh/Central PA	18,418	17,458	5.5	% (3)	54,271	49,834	8.9	% (3)
- Other	13,331	14,487	(8.0	%) (4)	39,061	39,806	(1.9	%) (4)
Mid-Atlantic	26,068	23,826	9.4	% (5)	78,233	68,007	15.0	% (5)
South	30,346	25,317	19.9	% (5)	84,922	74,251	14.4	% (3)
Philadelphia	17	299	(94.3	%) (6)	7,918	297	2,566.0	% (6)
United Kingdom	707	754	(6.2%)		2,541	1,415	79.6	% (1)

Totals	$128,204	$119,698	7.1%		$384,655	$345,511	11.3%

(1)	The increases for the three and/or nine months ended September 30, 2008 versus the three and/or nine months ended September 30, 2007 were primarily due to an increase in average gross investment in operating real estate. This increase was partially offset by a decrease in occupancy and a decrease in rental rates during 2008.

(2)	The increases for the three and nine months ended September 30, 2008 versus the three and nine months ended September 30, 2007 were primarily due to an increase in average gross investment in operating real estate, an increase in rental rates and an increase in occupancy during 2008 compared to 2007.

(3)	The increases for the three and/or nine months ended September 30, 2008 versus the three and/or nine months ended September 30, 2007 were primarily due to an increase in average gross investment in operating real estate and an increase in rental rates during 2008. The increases were partially offset by a decrease in occupancy in 2008 compared to 2007.

(4)	The decreases for the three and nine months ended September 30, 2008 versus the three and nine months ended September 30, 2007 were primarily due to a decrease in occupancy during 2008. These decreases were partially offset by an increase in average gross investment in operating real estate and an increase in rental rates in 2008 compared to 2007.

(5)	The increases for the three and/or nine months ended September 30, 2008 versus the three and/or nine months ended September 30, 2007 were primarily due to an increase in average gross investment in operating real estate, an increase in rental rates and an increase in occupancy during 2008 compared to 2007.

(6)	Fluctuations for the three-month period and for the nine-month period were due to the effect of Comcast Center operation during the relevant periods. Comcast Center was a wholly owned 1,250,000 square foot development property which came into service incrementally from the third quarter of 2007 through the first quarter of 2008. On March 31, 2008, the Company recognized the sale of Comcast Center to an unconsolidated joint venture.
Same Store
Property level operating income, exclusive of Termination Fees, for the Same Store properties decreased to $109.3 million for the three months ended September 30, 2008 from $110.6 million for the three months ended September 30, 2007 on a straight line basis (which recognizes rental revenue evenly over the life of the lease) and remained the same at $108.9 million for the three months ended September 30, 2008 and the three months ended September 30, 2007 on a cash basis. The decrease of 1.2% on a straight line basis was primarily due to a decrease in occupancy for the Same Store properties.
Property level operating income, exclusive of Termination Fees, for the Same Store properties decreased to $328.3 million for the nine months ended September 30, 2008 from $331.2 million for the nine months ended September 30, 2007 on a straight line basis (which recognizes rental revenue evenly over the life of the lease) and decreased to $325.8 million for the nine months ended September 30, 2008 from $325.9 million for the nine months ended September 30, 2007 on a cash basis. These decreases of 0.9% and 0.02%, respectively, were primarily due to a decrease in occupancy for the Same Store properties.

Management generally considers the performance of the Same Store properties to be a useful financial performance measure because the results are directly comparable from period to period. Management further believes that the performance comparison should exclude Termination Fees since they are more event specific and are not representative of ordinary performance results. In addition, Same Store property level operating income exclusive of Termination Fees is considered by management to be a more reliable indicator of the portfolio’s baseline performance. The Same Store properties consist of the 593 properties totaling approximately 53.5 million square feet owned on January 1, 2007 and excluding properties sold through September 30, 2008.
Set forth below is a schedule comparing the property level operating income, on a straight line basis and on a cash basis, for the Same Store properties for the three and nine months ended September 30, 2008 and 2007. Same Store property level operating income is a non-GAAP measure and does not represent income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures because it does not reflect the consolidated operations of the Company. Investors should review Same Store results, along with Funds from operations (see “Liquidity and Capital Resources” section), GAAP net income and cash flow from operating activities, investing activities and financing activities when considering the Company’s operating performance. Also, set forth below is a reconciliation of Same Store property level operating income to net income (in thousands).

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Same Store:
Rental revenue	$111,784	$112,700	$335,173	$336,139
Operating expenses:
Rental property expense	36,273	35,838	106,997	105,916
Real estate taxes	18,939	16,776	57,230	49,476
Operating expense recovery	(52,727)	(50,557)	(157,361)	(150,490)

Unrecovered operating expenses	2,485	2,057	6,866	4,902

Property level operating income	109,299	110,643	328,307	331,237
Less straight line rent	352	1,768	2,469	5,338

Cash basis property level operating income	$108,947	$108,875	$325,838	$325,899

Reconciliation of non-GAAP financial measure:
Property level operating income — Same Store	$109,299	$110,643	$328,307	$331,237
Property level operating income — properties purchased or developed subsequent to January 1, 2007	17,655	7,190	53,156	11,124
Termination fees	1,250	1,865	3,192	3,150
General and administrative expense	(13,145)	(13,142)	(40,178)	(38,866)
Depreciation and amortization expense	(44,695)	(40,146)	(132,021)	(112,897)
Other income (expense)	(35,576)	(30,600)	(108,877)	(80,804)
Gain on property dispositions	463	190	1,939	1,641
Income taxes	(308)	1,022	(1,372)	508
Minority interest	(6,947)	(5,671)	(19,948)	(17,154)
Equity in earnings of unconsolidated joint ventures	470	(29)	1,857	1,026
Discontinued operations, net of minority interest	10,088	5,852	14,089	30,334

Net income	$38,554	$37,174	$100,144	$129,299

General and Administrative
General and administrative expenses remained the same at $13.1 million for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. General and administrative expenses increased to $40.2 million for the nine months ended September 30, 2008 from $38.9 million for the nine months ended September 30, 2007. Increases during the respective periods were primarily due to increases in costs related to compensation expense and increases in personnel consistent with the size and complexity of the Company. The increase for the three-month comparative periods was partially offset by decreases in other expenses, primarily cancelled project expense.

Depreciation and Amortization
Depreciation and amortization increased to $44.7 million for the three months ended September 30, 2008 from $40.1 million for the three months ended September 30, 2007 and increased to $132.0 million for the nine months ended September 30, 2008 from $112.9 million for the nine months ended September 30, 2007. These increases were primarily due to the increase in gross investment in operating real estate during the respective periods and particularly the increased investment in tenant improvement costs, which is depreciated over a shorter period than buildings.
Interest Expense
Interest expense increased to $38.9 million for the three months ended September 30, 2008 from $33.0 million for the three months ended September 30, 2007 and increased to $118.3 million for the nine months ended September 30, 2008 as compared to $88.6 million for the nine months ended September 30, 2007. These increases were related to an increase in the average debt outstanding, which was $2,734.0 million for the three months ended September 30, 2008, compared to $2,721.9 million for the three months ended September 30, 2007 and $2,894.8 million for the nine months ended September 30, 2008 compared to $2,592.1 million for the nine months ended September 30, 2007 and a decrease in capitalized interest costs primarily due to Comcast Center coming into service in late 2007 and in early 2008. The effect of the increase in the average debt outstanding and the decrease in capitalized interest costs was partially offset by a decrease in the weighted average interest rate to 6.1% for the three months ended September 30, 2008 from 6.5% for the three months ended September 30, 2007 and to 6.2% for the nine months ended September 30, 2008 from 6.5% for the nine months ended September 30, 2007.
Interest expense allocated to discontinued operations for the three months ended September 30, 2008 and 2007 was $0.1 million and $1.2 million, respectively, and for the nine months ended September 30, 2008 and 2007 was $0.5 million and $4.9 million, respectively. These decreases were due to the decrease in the level of dispositions in 2008 compared to 2007.
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
Gain on property dispositions increased to $463,000 for the three months ended September 30, 2008 compared to $190,000 for the three months ended September 30, 2007 and to $1.9 million for the nine months ended September 30, 2008 compared to $1.6 million for the nine months ended September 30, 2007. The increases for the three-month and nine-month periods were due to an increase in recognition of gains on the sale of land.
Income from discontinued operations increased to $10.1 million for the three months ended September 30, 2008 compared to $5.9 million for the three months ended September 30, 2007 and decreased to $14.1 million for the nine months ended September 30, 2008 compared to $30.3 million for the nine months ended September 30, 2007. The increase for the three-month period was primarily due to the increase in gains recognized on sales which were $10.2 million for the three months ended September 30, 2008 compared to $4.1 million for the three months ended September 30, 2007. The decrease for the nine months was primarily due to the decrease in gains recognized on sales which were $13.6 million for the nine months ended September 30, 2008 compared to $24.4 million for the nine months ended September 30, 2007.
As a result of the foregoing, the Company’s net income increased to $38.6 million for the three months ended September 30, 2008 from $37.2 million for the three months ended September 30, 2007 and decreased to $100.1 million for the nine months ended September 30, 2008 from $129.3 million for the nine months ended September 30, 2007.

Liquidity and Capital Resources
As of September 30, 2008, the Company had cash and cash equivalents of $70.9 million, including $41.6 million in restricted cash.
Net cash flow provided by operating activities decreased to $192.8 million for the nine months ended September 30, 2008 from $274.2 million for the nine months ended September 30, 2007. This $81.4 million decrease was primarily due to a change in restricted cash and the timing of payments on account. The change in restricted cash is due to the restriction of funds in the United Kingdom for the payment of infrastructure costs. Net cash flow provided by operating activities is the primary source of liquidity to fund distributions to shareholders and for the recurring capital expenditures and leasing transaction costs for the Company’s Wholly Owned Properties in Operation. The current net cash flow is not sufficient to cover these items. The shortfall for 2008 is estimated to be less than the low end of guidance which is $20 million to $25 million. The Company anticipates covering this shortfall through additional borrowings and asset dispositions.
Net cash provided by investing activities was $90.2 million for the nine months ended September 30, 2008 compared to net cash used of $496.7 million for the nine months ended September 30, 2007. This $586.9 million change primarily resulted from an increase in net proceeds from the disposition of properties/land and a decrease in investment in properties, development in progress and land held for development. Net cash from the disposition of properties was provided primarily through the sale of Comcast Center to an unconsolidated joint venture. The joint venture obtained the funds to purchase the property through the funding of a $324 million permanent financing. See Note 4 to the Company’s financial statements.
Net cash used in financing activities was $288.4 million for the nine months ended September 30, 2008 compared to net cash provided of $203.0 million for the nine months ended September 30, 2007. This $491.4 million change was primarily due to the decreased net borrowings on unsecured debt including unsecured notes and the credit facility during the nine months ended September 30, 2008 due to decreased investment activity during 2008. Net cash provided by or used in financing activities includes proceeds from the issuance of equity and debt, net of debt repayments and equity repurchases and shareholder distributions. Cash provided by financing activities is a source of capital utilized by the Company to fund investment activities.
The Company funds its development and acquisitions with long-term capital sources and proceeds from the disposition of properties. For the nine months ended September 30, 2008, a significant portion of these activities were funded through a $600 million Credit Facility (the “Credit Facility”). The interest rate on borrowings under the Credit Facility fluctuates based upon ratings from Moody’s Investors Service, Inc. (“Moody’s”), Standard and Poor’s Ratings Group (“S&P”) and Fitch, Inc. (“Fitch”). The current ratings for the Company’s senior unsecured debt are Baa2, BBB and BBB+ from Moody’s, S&P and Fitch, respectively. At these ratings, the interest rate for borrowings under the Credit Facility is 65 basis points over LIBOR. The Credit Facility contains an accordion feature whereby the Company may borrow an additional $200 million. The Credit Facility expires in January 2010, and has a one-year extension option.
Additionally, the Company has entered into an agreement to fund its planned improvements for the Kings Hill Phase 2 land development project. At September 30, 2008, the Company had drawn £1.7 million from a £7 million revolving credit facility. The facility expires on November 22, 2011.
The Company uses debt financing to lower its overall cost of capital in an attempt to increase the return to shareholders. The Company staggers its debt maturities and maintains debt levels it considers to be prudent. In determining its debt levels, the Company considers various financial measures including the debt to gross assets ratio and the fixed charge coverage ratio. As of September 30, 2008 the Company’s debt to gross assets ratio was 43.9%, and for the nine months ended September 30, 2008, the fixed charge coverage ratio was 2.4x. Debt to gross assets equals total long-term debt, borrowings under the Credit Facility divided by total assets plus accumulated depreciation. The fixed charge coverage ratio equals income from continuing operations before property dispositions and minority interest, including operating activity from discontinued operations, plus interest expense and depreciation and amortization, divided by interest expense, including capitalized interest, plus distributions on preferred units.

As of September 30, 2008, $205.5 million in mortgage loans and $2,155.0 million in unsecured notes were outstanding with a weighted average interest rate of 6.6%. The interest rates on $2,357.4 million of mortgage loans and unsecured notes are fixed and range from 5.00% to 8.75%. The weighted average remaining term for these mortgage loans and unsecured notes is 5.1 years.
The scheduled principal amortization and maturities of the Company’s mortgage loans, unsecured notes outstanding and the Credit Facility and the related weighted average interest rates as of September 30, 2008 are as follows (in thousands, except percentages):

	MORTGAGES					WEIGHTED
	PRINCIPAL	PRINCIPAL	UNSECURED	CREDIT		AVERAGE
	AMORTIZATION	MATURITIES	NOTES	FACILITY	TOTAL	INTEREST RATE
2008 (3 months)	$2,049	$—	$—	$—	$2,049	6.95%
2009	6,589	46,314	270,000	—	322,903	7.76%
2010	5,823	4,736	200,000	370,000	580,559	5.16%
2011	5,160	13,765	250,000	—	268,925	7.24%
2012	4,336	32,875	235,000	—	272,211	6.47%
2013	3,857	4,510	—	—	8,367	5.79%
2014	3,888	2,684	200,000	—	206,572	5.66%
2015	3,336	44,469	300,000	—	347,805	5.25%
2016	2,409	16,880	300,000	—	319,289	5.55%
2017	1,770	—	300,000	—	301,770	6.62%
2018 & thereafter	—	—	100,000	—	100,000	7.50%

	$39,217	$166,233	$2,155,000	$370,000	$2,730,450	6.15%

Mortgage loans and unsecured notes totaling approximately $325 million are due from October 1, 2008 through December 31, 2009. The Company intends to satisfy these maturities and its other obligations which are primarily completion of its development properties from a variety of sources. These sources include borrowing capacity under its Credit Facility, proceeds to be realized from the sale of real estate assets and the $149.5 million which the Company received on October 8, 2008 as net proceeds from the sale in a registered public offering of 4,750,000 common shares.
The Company has historically sourced capital from the public debt markets. The liquidity disruption in today’s credit markets has caused spreads on public debt to widen significantly. Spreads are also wider and funds less available for other sources of debt funding such as: accordion features on credit facilities, term loans and traditional secured financing.
General
The Company has continued to focus on the performance of the Same Store portfolio. In addition, the Company has continued to pursue development and acquisition opportunities and the strategic disposition of certain properties. The Company endeavors to maintain high occupancy levels while increasing rental rates and controlling costs.

The expiring square feet and annual net rent by year for the Properties in Operation as of September 30, 2008 are as follows (in thousands):

	Industrial-		Industrial-
	Distribution		Flex		Office		Total
Wholly Owned Properties	Square	Annual	Square	Annual	Square	Annual	Square	Annual
in Operation:	Feet	Rent	Feet	Rent	Feet	Rent	Feet	Rent
2008 (3 months)	562	$2,665	252	$2,286	546	$7,829	1,360	$12,780
2009	3,070	13,197	1,652	15,141	2,685	39,225	7,407	67,563
2010	3,313	16,057	1,722	16,649	2,989	43,073	8,024	75,779
2011	2,989	13,666	1,281	13,233	2,313	35,694	6,583	62,593
2012	4,738	23,368	1,522	15,032	2,279	39,982	8,539	78,382
2013	2,011	10,177	1,308	13,813	2,540	42,588	5,859	66,578
Thereafter	10,409	58,265	2,563	30,540	6,740	115,320	19,712	204,125

TOTAL	27,092	$137,395	10,300	$106,694	20,092	$323,711	57,484	$567,800

	Industrial-		Industrial-
	Distribution		Flex		Office		Total
Joint Venture Properties	Square	Annual	Square	Annual	Square	Annual	Square	Annual
in Operation:	Feet	Rent	Feet	Rent	Feet	Rent	Feet	Rent
2008 (3 months)	319	$1,089	4	$132	124	$2,976	447	$4,197
2009	1,350	5,440	11	287	506	11,533	1,867	17,260
2010	1,073	4,354	24	796	415	9,270	1,512	14,420
2011	938	3,950	11	335	452	11,112	1,401	15,397
2012	297	1,454	63	1,900	180	4,943	540	8,297
2013	534	2,316	—	—	248	6,105	782	8,421
Thereafter	3,557	18,299	39	1,212	2,236	75,626	5,832	95,137

TOTAL	8,068	$36,902	152	$4,662	4,161	$121,565	12,381	$163,129

	Industrial-		Industrial-
	Distribution		Flex		Office		Total
Properties	Square	Annual	Square	Annual	Square	Annual	Square	Annual
in Operation:	Feet	Rent	Feet	Rent	Feet	Rent	Feet	Rent
2008 (3 months)	881	$3,754	256	$2,418	670	$10,805	1,807	$16,977
2009	4,420	18,637	1,663	15,428	3,191	50,758	9,274	84,823
2010	4,386	20,411	1,746	17,445	3,404	52,343	9,536	90,199
2011	3,927	17,616	1,292	13,568	2,765	46,806	7,984	77,990
2012	5,035	24,822	1,585	16,932	2,459	44,925	9,079	86,679
2013	2,545	12,493	1,308	13,813	2,788	48,693	6,641	74,999
Thereafter	13,966	76,564	2,602	31,752	8,976	190,946	25,544	299,262

TOTAL	35,160	$174,297	10,452	$111,356	24,253	$445,276	69,865	$730,929

The scheduled deliveries of the 5.0 million square feet of Properties under Development as of September 30, 2008 are as follows (dollars in thousands):

		Square Feet
	Scheduled	Industrial-	Industrial-			Percent	Total
	In-Service Date	Distribution	Flex	Office	Total	Leased	Investment
Wholly Owned Properties under Development	4th Quarter 2008	963,540	—	103,295	1,066,835	9.8%	$66,980
	1st Quarter 2009	—	—	170,427	170,427	72.5%	32,446
	2nd Quarter 2009	920,400	126,000	77,708	1,124,108	4.8%	73,179
	3rd Quarter 2009	654,040	68,700	333,006	1,055,746	24.0%	118,429
	4th Quarter 2009	345,500	—	104,494	449,994	87.9%	75,935
	2nd Quarter 2010	—	—	95,261	95,261	38.3%	24,236
	3rd Quarter 2010	—	—	211,236	211,236	50.8%	46,266

	TOTAL	2,883,480	194,700	1,095,427	4,173,607	25.8%	$437,471

Joint Venture Properties under Development	4th Quarter 2009	225,000	—	176,394	401,394	1.2%	138,275
	1st Quarter 2010	463,636	—	—	463,636	—	24,008

	TOTAL	688,636	—	176,394	865,030	0.6%	$162,283

Total Properties under Development	TOTAL	3,572,116	194,700	1,271,821	5,038,637	21.4%	$599,754

The Company has an effective S-3 shelf registration statement on file with the SEC pursuant to which the Trust and the Operating Partnership may issue an unlimited amount of equity securities and debt securities.
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

Funds from operations (“FFO”) available to common shareholders also does not represent cash flows generated from operating, investing or financing activities as defined by GAAP. Funds from operations available to common shareholders for the three and nine months ended September 30, 2008 and 2007 are as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Reconciliation of net income to FFO — basic

Net Income	$38,554	$37,174	$100,144	$129,299

Basic — Income available to common shareholders	38,554	37,174	100,144	129,299
Basic — income available to common shareholders per weighted average share	$0.41	$0.41	$1.08	$1.42

Adjustments:
Depreciation and amortization of unconsolidated joint ventures	4,331	1,134	12,208	2,819
Depreciation and amortization	44,173	41,715	130,803	118,704
Gain on property dispositions	(10,542)	(5,302)	(14,674)	(27,238)
Minority interest share in addback for depreciation and amortization and gain on property dispositions	(1,629)	(1,648)	(5,538)	(4,132)

Funds from operations available to common shareholders — basic	$74,887	$73,073	$222,943	$219,452

Basic Funds from operations available to common shareholders per weighted average share	$0.81	$0.80	$2.41	$2.41

Reconciliation of net income to FFO - diluted:

Net Income	$38,554	$37,174	$100,144	$129,299

Diluted — income available to common shareholders	38,554	37,174	100,144	129,299
Diluted — income available to common shareholders per weighted average share	$0.41	$0.41	$1.08	$1.41

Adjustments:
Depreciation and amortization of unconsolidated joint ventures	4,331	1,134	12,208	2,819
Depreciation and amortization	44,173	41,715	130,803	118,704
Gain on property dispositions	(10,542)	(5,302)	(14,674)	(27,238)
Minority interest less preferred share distributions and excess of preferred unit redemption over carrying amount	1,746	1,705	4,526	5,927

Funds from operations available to common shareholders — diluted	$78,262	$76,426	$233,007	$229,511

Diluted Funds from operations available to common shareholders per weighted average share	$0.80	$0.80	$2.41	$2.39

Reconciliation of weighted average shares:
Weighted average common shares — all basic calculations	92,928	90,905	92,324	91,179
Dilutive shares for long term compensation plans	441	462	302	726

Diluted shares for net income calculations	93,369	91,367	92,626	91,905
Weighted average common units	4,190	4,190	4,190	4,190

Diluted shares for Funds from operations calculations	97,559	95,557	96,816	96,095

Inflation
Inflation has remained relatively low in recent years, and as a result, it has not had a significant impact on the Company during this period. In the past 12 months there has been a dramatic increase in the price of oil and other commodities which could result in an increase in inflation. However, weakness in the national economy has resulted in Federal Reserve Board action designed to discourage increases in interest rates. To the extent an increase in inflation would result in increased operating costs, such as insurance, real estate taxes and utilities, substantially all of the tenants’ leases require the tenants to absorb these costs as part of their rental obligations. In addition, inflation also may have the effect of increasing market rental rates.
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
Changes in Internal Controls
There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
As noted in prior filings, Republic filed a lawsuit against Messrs. Kramer and Grigg and Republic Properties Corporation in the United States District Court (“the Court”) for the District of Columbia. Republic Property Corporation, Messrs. Kramer and Grigg filed motions to dismiss this lawsuit. On March 31, 2008, the Court granted the motion to dismiss. The Company filed a motion for reconsideration of the grant of the motion to dismiss on April 14, 2008. On April 28, 2008, Republic Property Corporation and Messrs. Kramer and Grigg filed their opposition to the Company’s motion and on May 8, 2008 the Company replied to their opposition. On August 13, 2008, the Court denied the motion for reconsideration. The Company has appealed the Court’s decision.
As noted in prior filings, Republic filed a lawsuit against 25 Massachusetts Avenue Property LLC (the “Owner”) of Republic Square I in the Court of Chancery in the State of Delaware. The matter was tried in 2007. On April 7, 2008, the Court of Chancery issued an opinion concluding that neither party is entitled to relief and ordering that the Lis Pendens be lifted. On April 15, 2008, the Owner filed a notice of appeal from dismissal of its counterclaims. The parties have fully briefed the Owner’s appeal to the Delaware Supreme Court, to which all appeals are made. Oral argument of this matter is scheduled for November 12, 2008.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A of Part 1 “Risk Factors,” in our Form 10-K for the year ended December 31, 2007, with the exception of the following:
Recent uncertainty in the global credit markets could adversely affect our business and financial condition.
The global credit markets have experienced significant dislocations and liquidity disruptions in 2008, which has caused the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the debt markets, making financing terms for borrowers less attractive, and in certain cases have resulted in the unavailability of certain types of debt financing. Continued uncertainty in the credit markets may negatively impact our ability to access additional debt financing or to refinance existing debt maturities on favorable terms or at all, which could negatively affect our ability to fund current and future expansion and build outs of existing properties, as well as future acquisitions and development. A prolonged downturn in the credit markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly. The uncertainty in the credit markets could make it more challenging for us to carry out our financing objectives.
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

LIBERTY PROPERTY TRUST

/s/ WILLIAM P. HANKOWSKY William P. Hankowsky	November 7, 2008 Date
President and Chief Executive Officer

/s/ GEORGE J. ALBURGER, JR. George J. Alburger, Jr.	November 7, 2008 Date
Executive Vice President and Chief Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY PROPERTY LIMITED PARTNERSHIP

BY:Liberty Property Trust
General Partner

/s/ WILLIAM P. HANKOWSKY William P. Hankowsky	November 7, 2008 Date
President and Chief Executive Officer

/s/ GEORGE J. ALBURGER, JR. George J. Alburger, Jr.	November 7, 2008 Date
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

EXHIBIT
NO.	DESCRIPTION

12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges.

31.1	Certification of the Chief Executive Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.3	Certification of the Chief Executive Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.4	Certification of the Chief Financial Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer of Liberty Property Trust required under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2	Certification of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.3	Certification of the Chief Executive Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.4	Certification of the Chief Financial Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)